Form 10-Q
period 1996-03-31
WORLD COLOR PRESS INC /DE/
filed 1996-05-14
CIK 780117

===============================================================================

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996    COMMISSION FILE NUMBER 1-11802



                                [GRAPHIC OMITTED]

                             WORLD COLOR PRESS, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                37-1167902
      (State or other jurisdiction of      (IRS Employer Identification Number)
      incorporation or organization)


      101 PARK AVENUE, NEW YORK, NEW YORK                       10178
    (Address of principal executive offices)                 (Zip Code)


                                   212-986-2440
            (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. YES [X] No [ ]

At May 10, 1996, 33,749,717 shares of the registrant's common stock, $.01 par value, were outstanding.

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
INDEX




                                                                           Page


PART I.  FINANCIAL INFORMATION

     Condensed Consolidated Balance Sheets as of
      March 31, 1996 and December 31, 1995...................................3

     Condensed Consolidated Statements of
      Operations for the Three Months ended March 31, 1996 and
      April 2, 1995..........................................................4

     Condensed Consolidated Statements of Cash Flows for
      the Three Months ended March 31, 1996 and April 2, 1995................5

     Notes to Condensed Consolidated Financial
      Statements.........................................................6 - 7

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................8 - 9

PART II.  OTHER INFORMATION.................................................10

WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995
(DOLLARS IN THOUSANDS)

                                                                                   MARCH 31,         DECEMBER 31,
ASSETS                                                                               1996                1995
                                                                                   (Unaudited)          (Note)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $       10,911    $       8,902
   Accounts receivable - net                                                           216,479          218,022
   Inventories                                                                         111,651          130,369
   Deferred income taxes                                                                29,354           28,364
   Other                                                                                 7,600           11,060
                                                                                --------------    -------------

           Total current assets                                                        375,995          396,717
                                                                                --------------    -------------

NONCURRENT ASSETS:
   Property, plant and equipment, at cost                                              935,657          924,300
   Accumulated depreciation and amortization                                          (459,479)        (443,879)
                                                                                ---------------   -------------
     Property, plant and equipment - net                                               476,178          480,421

   Goodwill - net                                                                      249,261          249,473
   Other                                                                                25,799           24,117
                                                                                --------------    -------------

           Total noncurrent assets                                                     751,238          754,011
                                                                                --------------    -------------

TOTAL ASSETS                                                                    $    1,127,233    $   1,150,728
                                                                                ==============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $      180,657    $     198,522
   Current maturities of long-term debt                                                 41,959           37,360
                                                                                --------------    -------------

           Total current liabilities                                                   222,616          235,882
                                                                                --------------    -------------

NONCURRENT LIABILITIES:
   Long-term debt                                                                      425,650          449,746
   Deferred income taxes                                                                12,228            9,258
   Other long-term liabilities                                                          93,094           97,076
                                                                                --------------    -------------

           Total noncurrent liabilities                                                530,972          556,080
                                                                                --------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - authorized, 100,000,000 shares at March 31,
     1996 and December 31, 1995; shares issued and outstanding,
     33,749,717 at March 31, 1996 and 32,218,427 at December 31, 1995                      337              322
   Additional paid-in capital                                                          583,756          574,831
   Accumulated deficit                                                                (210,448)        (216,387)
                                                                                ---------------   -------------

           Total stockholders' equity                                                  373,645          358,766
                                                                                --------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   1,127,233     $   1,150,728
                                                                                ==============    =============

Note:  Derived from audited financial statements

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS
                                                                     1996             1995
NET SALES                                                     $    329,111     $     275,399

COST OF SALES                                                      276,825           231,965
                                                                  --------     -------------

GROSS PROFIT                                                        52,286            43,434

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        32,304            28,700
                                                                  --------     -------------

OPERATING INCOME                                                    19,982            14,734

INTEREST EXPENSE                                                    10,084             7,375
                                                                  --------     -------------

INCOME  BEFORE INCOME TAXES                                          9,898             7,359

INCOME TAX PROVISION                                                 3,959             2,944
                                                                  --------     -------------

NET INCOME                                                      $    5,939       $     4,415
                                                                ==========       ===========

Net income per common and common equivalent share               $     0.17       $      0.13

Weighted average common and
   common equivalent shares outstanding                         34,827,689        34,440,867

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND APRIL 2, 1995
(IN THOUSANDS)

                                                                                                  THREE MONTHS
                                                                                             1996             1995
OPERATING ACTIVITIES:
   Net income                                                                            $     5,939      $     4,415
   Adjustments to reconcile net income to net cash
     flows provided by (used in) operating activities:
     Depreciation and amortization                                                            19,962           16,140
     Deferred income tax provision                                                             1,980            1,839
     Amortization of debt issuance costs                                                         462              493
     Changes in operating assets and liabilities:
       Accounts receivable - net                                                               1,543           (8,588)
       Inventories                                                                            18,718          (30,619)
       Accounts payable and accrued expenses                                                 (17,865)          11,773
       Other assets and liabilities, net                                                      (3,112)         (16,114)
                                                                                         ------------     ------------

           Net cash flows provided by (used in) operating activities                          27,627          (20,661)
                                                                                         ------------     ------------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                                          (12,061)         (69,950)
   Acquisitions of businesses, net of cash acquired                                           (3,000)        (107,643)
                                                                                         ------------     ------------

           Net cash used in investing activities                                             (15,061)        (177,593)
                                                                                         ------------     -----------

FINANCING ACTIVITIES:
   Net borrowings (repayments) on debt                                                       (19,497)         180,055
   Proceeds from issuance of common stock                                                      8,940               66
                                                                                         ------------     -----------

           Net cash provided by (used in) financing activities                               (10,557)         180,121
                                                                                         ------------     -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                                 2,009          (18,133)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 8,902           24,828
                                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    10,911      $     6,695
                                                                                         ===========      ===========


See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)


1.     BASIS OF PRESENTATION

       The accompanying condensed consolidated interim financial statements have been prepared by World Color Press, Inc. (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

       Certain reclassifications have been made to prior period amounts to conform with the current presentation.


2.      INVENTORIES

        Inventories are summarized as follows:
                                          MARCH 31,           DECEMBER 31,
                                            1996                  1995

           Work-in-process               $    31,890           $    34,366
           Raw materials                      79,761                96,003
                                         -----------           -----------

                      Total              $   111,651           $   130,369
                                         ===========           ===========


3.     INITIAL PUBLIC OFFERING

       On January 25, 1996, 15,861,568 shares of the Company's common stock were sold at $19 per share in an initial public equity offering (the "Offering"). All of the shares in the Offering were sold by existing stockholders. The Company did not receive any of the proceeds from the sale of the shares, except that certain members of former management elected to participate in the Offering by exercising certain stock options granted to them by the Company. An aggregate of 1,531,290 shares underlying such options were sold in the Offering, generating proceeds to the Company of $8,940. These proceeds were used to pay expenses of the Offering and for general corporate purposes.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)


4.     SUBSEQUENT EVENT

       On April 25, 1996, the Company entered into a definitive agreement to acquire the outstanding stock of Ringier America, a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books, for approximately $415,000, including indebtedness. The transaction is subject to certain conditions including, among others, regulatory approvals and completion of financing. The Company expects to complete arrangements with its bank group during the second quarter of 1996 to expand its credit facilities, primarily to finance this acquisition.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)


GENERAL

In March 1995 the Company purchased The Lanman Companies, Inc. and its subsidiaries, a group of graphic communications companies, Northeast Graphics Inc., a national commercial printer, and The Wessel Company, Inc., a national commercial printer of direct marketing materials. Collectively, these acquired companies will hereinafter be referred to as the "1995 Acquisitions."

Results of operations for this interim period are not necessarily indicative of results for the full year. The Company's operations are seasonal. Historically, approximately two-thirds of its operating income has been generated in the second half of the fiscal year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 versus Three Months Ended April 2, 1995

Net sales increased $53,712 or 19.5%, to $329,111 in 1996 from $275,399 in 1995.
Approximately 12% of the percentage increase was attributable to the 1995 Acquisitions, with the balance resulting from higher paper prices and continued volume growth.

Gross profit increased $8,852 or 20.4% to $52,286 in 1996 from $43,434 in 1995.
The increase is attributable to the 1995 Acquisitions, increased volume and improved operating efficiencies. The first quarter 1996 gross profit margin of 15.9% was up slightly from the same period in 1995, due to the above factors, partially offset by the effect of the higher paper prices.

Selling, general and administrative expenses increased $3,604 or 12.6% to $32,304 in 1996 from $28,700 in 1995. The increase is partially attributable to the 1995 Acquisitions, including the related additional amortization expense for goodwill, as well as increased selling expenses related to higher volume.

Interest expense increased $2,709 or 36.7% to $10,084 in 1996 from $7,375 in 1995. The increase is attributable to an increase in average borrowings primarily incurred to fund the 1995 Acquisitions, capital expenditures and working capital requirements, along with a higher average cost of funds.

The effective tax rates for the first quarter of 1996 and 1995 were 40%, and were primarily composed of the combined federal and state statutory rates.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)


LIQUIDITY AND CAPITAL RESOURCES

On January 25, 1996, 15,861,568 shares of the Company's common stock were sold at $19 per share in an initial public equity offering (the "Offering"). All of the shares in the Offering were sold by existing stockholders. The Company did not receive any of the proceeds from the sale of the shares, except that certain members of former management elected to participate in the Offering by exercising certain stock options granted to them by the Company. An aggregate of 1,531,290 shares underlying such options were sold in the Offering, generating proceeds to the Company of $8,940. These proceeds were used to pay expenses of the Offering and for general corporate purposes.

Net income from operations plus depreciation and amortization and deferred income taxes was $28,343 and $22,887 for the three months ended March 31, 1996 and April 2, 1995, respectively. The Company's outstanding indebtedness less cash decreased $21,506 from December 31, 1995 to March 31, 1996 as a result of operating cash flow and proceeds from the issuance of common stock upon the exercise of stock options in connection with the Offering, partially offset by the funding of capital expenditures. Inventory levels decreased $18,718 or 14.4% in the first quarter of 1996, reflecting a decline in the price of paper and its return to a more normalized availability. The Company anticipates that 1996 capital expenditures will be approximately $75,000 for the full year. As of March 31, 1996, the Company had undrawn commitments of $74,300 under its acquisition term loan facility and $70,471 under its revolving bank credit facility.

During the period ended March 31, 1996, the Company acquired a business. The contribution of this business was not significant to the Company's results of operations for the period presented, nor is it expected to have a material effect on the Company's results on a continuing basis.

On April 25, 1996, the Company entered into a definitive agreement to acquire the outstanding stock of Ringier America, a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books, for approximately $415,000, including indebtedness. The transaction is subject to certain conditions including, among others, regulatory approvals and completion of financing. The Company expects to complete arrangements with its bank group during the second quarter of 1996 to expand its credit facilities, primarily to finance this acquisition.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

WORLD COLOR PRESS, INC.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, dated March 30, 1996.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WORLD COLOR PRESS, INC.




Date:    May 10, 1996                   By:      /s/  MARC L. REISCH
                                                 -------------------
                                                 Marc L. Reisch
                                                 Executive Vice President,
                                                 Chief Operating and Financial
                                                 Officer and Treasurer