Form 10-Q
period 1996-06-30
WORLD COLOR PRESS INC /DE/
filed 1996-08-14
CIK 780117

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996      Commission file number 1-11802



                                [GRAPHIC OMITTED]

                             World Color Press, Inc.
             (Exact name of registrant as specified in its charter)



                    Delaware                            37-1167902
         (State or other jurisdiction of   (IRS Employer Identification Number)
         incorporation or organization)


      The Mill, 340 Pemberwick Road                    06831
          Greenwich, Connecticut                    (Zip Code)
                   (Address of principal executive offices)


                                 203-532-4200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

At August 12, 1996, 33,745,315 shares of the registrant's common stock, $.01 par value, were outstanding.


WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
INDEX
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                         Page
                                                                                                         ----


Part I.  Financial Information

         Condensed Consolidated Balance Sheets as of June 30, 1996
                  and December 31, 1995.....................................................................3
         Condensed Consolidated Statements of Operations for the Three and Six Months
                  ended June 30, 1996 and July 2, 1995......................................................4
         Condensed Consolidated Statements of Cash Flows for the Six Months
                  ended June 30, 1996 and July 2, 1995......................................................5
         Notes to Condensed Consolidated Financial Statements...........................................6 - 8
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................9 - 11

Part II.  Other Information................................................................................12


WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(Dollars in thousands)
- ---------------------------------------------------------------------------------------------------------------------------


                                                                                             JUNE 30,          DECEMBER 31,
ASSETS                                                                                         1996                1995
                                                                                             (Unaudited)          (Note)
CURRENT ASSETS:
   Cash and cash equivalents                                                              $       12,475    $       8,902
   Accounts receivable - net                                                                     263,450          218,022
   Inventories                                                                                   156,065          130,369
   Deferred income taxes                                                                          38,418           28,364
   Other                                                                                          17,661           11,060
                                                                                          --------------    -------------

           Total current assets                                                                  488,069          396,717
                                                                                          --------------    -------------

NONCURRENT ASSETS:
   Property, plant and equipment, at cost                                                      1,291,627          924,300
   Accumulated depreciation and amortization                                                    (476,783)        (443,879)
                                                                                          --------------    -------------
     Property, plant and equipment - net                                                         814,844          480,421

   Goodwill - net                                                                                426,376          249,473
   Other                                                                                          39,458           24,117
                                                                                          --------------    -------------

           Total noncurrent assets                                                             1,280,678          754,011
                                                                                          --------------    -------------

TOTAL ASSETS                                                                              $    1,768,747    $   1,150,728
                                                                                          ==============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $      254,375    $     198,522
   Current maturities of long-term debt                                                            9,449           37,360
                                                                                          --------------    -------------

           Total current liabilities                                                             263,824          235,882
                                                                                          --------------    -------------

NONCURRENT LIABILITIES:
   Long-term debt                                                                                909,225          449,746
   Deferred income taxes                                                                          92,706            9,258
   Other long-term liabilities                                                                   123,291           97,076
                                                                                          --------------    -------------

           Total noncurrent liabilities                                                        1,125,222          556,080
                                                                                          --------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock,  $.01 par value -  shares authorized, 100,000,000 at June 30,
     1996 and December 31, 1995; shares issued and outstanding,
     33,749,717 at June 30, 1996 and 32,218,427 at December 31, 1995                                 337              322
   Additional paid-in capital                                                                    583,756          574,831
   Accumulated deficit                                                                          (204,392)        (216,387)
                                                                                          --------------     ------------

           Total stockholders' equity                                                            379,701          358,766
                                                                                          --------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    1,768,747     $  1,150,728
                                                                                          ==============     ============

Note:  Derived from audited financial statements.

See notes to condensed consolidated financial statements.




WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
(Dollars in thousands, except per share data)
- ---------------------------------------------------------------------------------------------------------------------------


                                                                  THREE MONTHS                        SIX MONTHS
                                                              1996            1995             1996              1995

NET SALES                                               $    342,266     $   305,244       $   671,377      $   580,643

COST OF SALES                                                284,324         253,704           561,149          485,669
                                                       -------------     -----------       -----------      -----------

GROSS PROFIT                                                  57,942          51,540           110,228           94,974

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                   35,624          33,919            67,928           62,619
                                                       -------------     -----------       -----------      -----------

OPERATING INCOME                                              22,318          17,621            42,300           32,355

INTEREST EXPENSE                                              12,224           9,579            22,308           16,954
                                                       -------------     -----------       -----------      -----------


INCOME BEFORE INCOME TAXES                                    10,094           8,042            19,992           15,401

INCOME TAX PROVISION                                           4,038           3,216             7,997            6,160
                                                       -------------     -----------       -----------      -----------

NET INCOME                                            $        6,056   $       4,826      $     11,995    $       9,241
                                                      ==============   =============      ============    =============

Net income per common
    and common equivalent share                      $          0.17   $        0.14      $       0.34    $        0.27

Weighted average common and
    common equivalent shares outstanding                  35,084,876      34,440,867        34,964,688       34,440,867


See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND JULY 2, 1995
(In thousands)
- ----------------------------------------------------------------------------------------------------------------------



                                                                                                   SIX MONTHS
                                                                                             1996             1995

OPERATING ACTIVITIES:
   Net income                                                                            $    11,995      $     9,241
   Adjustments to reconcile net income to net cash
     flows provided by (used in) operating activities:
     Depreciation and amortization                                                            42,994           35,985
     Deferred income tax provision                                                             3,494            3,051
     Amortization of debt issuance costs                                                         921              799
     Changes in operating assets and liabilities:
       Accounts receivable - net                                                              19,466            9,729
       Inventories                                                                            15,603          (61,691)
       Accounts payable and accrued expenses                                                 (16,633)         (16,252)
       Other assets and liabilities, net                                                     (27,041)         (10,375)
                                                                                         -----------      -----------

           Net cash flows provided by (used in) operating activities                          50,799          (29,513)
                                                                                         -----------      -----------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                                          (28,844)         (90,817)
   Acquisitions of businesses, net of cash acquired                                         (153,498)        (107,643)
                                                                                         -----------      -----------

           Net cash used in investing activities                                            (182,342)        (198,460)
                                                                                         -----------      -----------

FINANCING ACTIVITIES:
   Net borrowings on debt                                                                    126,176          136,572
   Proceeds from issuance of common stock                                                      8,940           74,776
                                                                                         -----------      -----------

           Net cash provided by financing activities                                         135,116          211,348
                                                                                         -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                                 3,573          (16,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 8,902           24,828
                                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    12,475      $     8,203
                                                                                         ===========      ===========




See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
- --------------------------------------------------------------------------------

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


2.   ACQUISITIONS

     On June 6, 1996, the Company acquired from Ringier A.G. all of the issued and outstanding capital stock of Krueger Acquisition Corporation, including all of the issued and outstanding capital stock of Ringier Holdings, Inc., Ringier America, Inc., Krueger Ringier, Inc., Ringier Print U.S., Inc. and W.A. Krueger Co. Olathe (collectively, "Ringier America"), for approximately $128,000 (the "Acquisition"). In addition, the Company assumed approximately $287,000 of Ringier America's indebtedness, of which approximately $281,000 was liquidated upon consummation of the Acquisition. Ringier America, based in Chicago, Illinois, is a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books.

     The Acquisition and liquidation of indebtedness were funded using proceeds from acquisition term loans under the Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended (the "Credit Agreement"), among World Color and the lenders and agents party thereto. The Credit Agreement provides for an additional $566,000 of commitments, for aggregate total commitments of $975,000. The credit facility provides for varying semi-annual reductions in commitments and matures on December 31, 2002. All other significant financial provisions of the bank credit facility remain substantially unchanged.

     The Acquisition is being accounted for as a purchase and the financial statements include the results of Ringier America's operations from the acquisition date. The excess of purchase cost over estimated fair value of net assets acquired was approximately $158,000, and will be amortized using the straight-line method over 35 years. The Company is in the process of assessing the operations of Ringier America and finalizing the assignment of fair value to assets acquired and liabilities assumed. Upon completion of this process, the Company will finalize the allocation of purchase price. Accordingly, the final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet; however, the final fair values are not expected to be materially different from those presented herein.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
- --------------------------------------------------------------------------------

     The following unaudited pro forma financial information gives effect to the Acquisition and liquidation of certain indebtedness of Ringier America as if these transactions had occurred at the beginning of the periods presented. These pro forma results reflect certain adjustments, including the increase in amortization for the excess of purchase cost over estimated fair value of net assets acquired and the net increase in indebtedness used to fund the transactions, as well as the impact on depreciation and certain other expenses, based on a preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed. These pro forma results do not reflect identified cost savings that will result from the combination of the two businesses, and are not necessarily indicative of the results that would have occurred had the Acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future results. Due to the seasonal nature of the operations of both World Color and Ringier America, the pro forma results for the six months ended June 30, 1996 and July 2, 1995 are not necessarily indicative of full year results.

                                                      SIX MONTHS ENDED
                                                JUNE 30,            JULY 2,
                                                  1996                1995

         Net sales                           $  854,840       $     797,868

         Net income                          $    4,294       $      24,095
         Net income per common
           and common equivalent share       $     0.12       $        0.70

     Pro forma net income and net income per common and common equivalent share for the six months ended July 2, 1995 presented above include $31,481 ($19,373 net of tax, or $0.56 per share) of income recorded by Ringier America in January, 1995 related to the final settlement of a customer's future obligations under a printing services contract.

     During the six months ended June 30, 1996, the Company acquired certain other businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.


3.   INVENTORIES

     Inventories are summarized as follows:
                                               JUNE 30,            DECEMBER 31,
                                                 1996                  1995

           Raw materials                     $    91,126           $    96,003
           Work-in-process                        64,939                34,366
                                             -----------           -----------

                      Total                  $   156,065           $   130,369
                                             ===========           ===========

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
- -------------------------------------------------------------------------------

4.   INITIAL PUBLIC OFFERING

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

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)
- --------------------------------------------------------------------------------

General

On June 6, 1996, the Company acquired the outstanding stock of Ringier America, a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books, for approximately $128,000. In addition, the Company assumed approximately $287,000 of Ringier America's indebtedness, of which approximately $281,000 was liquidated upon consummation of the Acquisition. In addition, the Company acquired certain other businesses in the first half of fiscal 1996 whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis. Collectively, Ringier America and these other acquired companies will hereinafter be referred to as the "1996 Acquisitions."

In March, 1995, the Company purchased The Lanman Companies, Inc. and its subsidiaries, a group of graphic communications companies, Northeast Graphics Inc., a national commercial printer, and The Wessel Company, Inc., a national commercial printer of direct marketing materials. Collectively, these acquired companies will hereinafter be referred to as the "1995 Acquisitions."

Results of operations for this interim period are not necessarily indicative of results for the full year. The Company's operations are seasonal. Historically, approximately two-thirds of its operating income has been generated in the second half of the fiscal year.


Results of Operations

Three Months Ended June 30, 1996 versus Three Months Ended July 2, 1995

Net sales increased $37,022 or 12.1%, to $342,266 in 1996 from $305,244 in 1995.
The increase was due to the 1996 Acquisitions.

Gross profit increased $6,402 or 12.4% to $57,942 in 1996 from $51,540 in 1995.
The increase was attributable to the 1996 Acquisitions and improved operating efficiencies. The second quarter 1996 gross profit margin of 16.9% approximated the margin from the same period in 1995.

Selling, general and administrative expenses increased $1,705 or 5.0% to $35,624 in 1996 from $33,919 in 1995. The increase was attributable to the 1996 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $2,645 or 27.6% to $12,224 in 1996 from $9,579 in 1995. The increase was attributable to an increase in average borrowings primarily incurred to fund the 1996 Acquisitions and capital expenditures, partially offset by a slightly lower average cost of funds.

The effective tax rates for the second quarter of 1996 and 1995 were 40%, and were primarily composed of the combined federal and state statutory rates.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)
- --------------------------------------------------------------------------------

Six  Months Ended June 30, 1996 versus Six Months Ended July 2, 1995

Net sales increased $90,734 or 15.6%, to $671,377 in 1996 from $580,643 in 1995.
The increase was primarily attributable to both the 1996 and 1995 Acquisitions; higher paper prices in the first quarter of 1996 also contributed to the increase.

Gross profit increased $15,254 or 16.1% to $110,228 in 1996 from $94,974 in 1995. The increase was attributable to both the 1996 and 1995 Acquisitions and improved operating efficiencies. The first half 1996 gross profit margin of 16.4% was comparable to that of the same period in 1995.

Selling, general and administrative expenses increased $5,309 or 8.5% to $67,928 in 1996 from $62,619 in 1995. The increase was attributable to both the 1996 and 1995 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $5,354 or 31.6% to $22,308 in 1996 from $16,954 in 1995. The increase was primarily attributable to an increase in average borrowings primarily incurred to fund the 1996 and 1995 Acquisitions and capital expenditures, partially offset by a slightly lower average cost of funds.

The effective tax rates for the first six months of 1996 and 1995 were 40%, and were primarily composed of the combined federal and state statutory rates.

Liquidity and Capital Resources

On January 25, 1996, 15,861,568 shares of the Company's common stock were sold at $19 per share in the Offering. All of the shares in the Offering were sold by existing stockholders. The Company did not receive any of the proceeds from the sale of the shares, except that certain members of former management elected to participate in the Offering by exercising certain stock options granted to them by the Company. An aggregate of 1,531,290 shares underlying such options were sold in the Offering, generating proceeds to the Company of $8,940. These proceeds were used to pay expenses of the Offering and for general corporate purposes.

Net income from operations plus depreciation and amortization and deferred income taxes was $59,404 and $49,076 for the six months ended June 30, 1996 and July 2, 1995, respectively. The Company's outstanding indebtedness less cash increased $427,995 from December 31, 1995 to June 30, 1996 due primarily to the 1996 Acquisitions and the liquidation of certain of the 1996 Acquisitions' indebtedness. Exclusive of the 1996 Acquisitions, raw materials inventory levels decreased approximately $30,000 or 31.9% in the first half of 1996 as a result of the Company's successful efforts to utilize existing inventory, combined with lower inventory requirements due to a more normalized availability and lower prices of paper. The Company expects that paper prices will remain soft during the last half of 1996. The Company anticipates that 1996 capital expenditures will be approximately $75,000 for the full year. As of June 30, 1996, the Company had undrawn commitments of $100,000 under its acquisition term loan facility and $163,600 under its revolving bank credit facility.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands)
- --------------------------------------------------------------------------------

The acquisition of Ringier America and the liquidation of certain of its indebtedness were funded using proceeds from acquisition term loans under the Credit Agreement, which provides for an additional $566,000 of commitments, for aggregate total commitments of $975,000. The credit facility provides for varying semi-annual reductions in commitments and matures on December 31, 2002. All other significant financial provisions of the bank credit facility remain substantially unchanged.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

WORLD COLOR PRESS, INC.


PART II.  OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, dated March 30, 1996.


(b)       Reports on Form 8-K

          The following report on Form 8-K was filed during the quarterly period ended June 30, 1996:

         (i) The registrant filed a Current Report on Form 8-K dated June 21, 1996, in respect of the purchase of Ringier America. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements,
             Pro Forma Financial Information and Exhibits). The following financial statements were included therewith:

             (a) Audited financial statements of Krueger Acquisition
                 Corporation (Ringier America's consolidated reporting entity) for the Years Ended December 31, 1995, 1994 and 1993.

             (b) Unaudited Pro Forma Combined Condensed Balance Sheet as of
                 March 31, 1996.

             (c) Unaudited Pro Forma Combined Condensed  Statements of
                 Operations for the three months ended March 31, 1996 and the fiscal year ended December 31, 1995.

             (d) Notes to Unaudited Pro Forma Combined Condensed Financial
                 Statements.


                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WORLD COLOR PRESS, INC.




Date:    August 14, 1996      By: /s/  MARC L. REISCH
                                  -------------------
                                  Marc L. Reisch
                                  Executive Vice President, Chief Operating and Financial Officer