Form 10-Q
period 1996-09-29
WORLD COLOR PRESS INC /DE/
filed 1996-11-13
CIK 780117

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 1996 Commission file number 1-11802



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 8, 1996, 33,744,531 shares of the registrant's common stock, $.01 par value, were outstanding.

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1996
INDEX

-------------------------------------------------------------------------------------------------------------

                                                                                                         Page
                                                                                                         ----
Part I.  Financial Information

         Condensed Consolidated Balance Sheets as of September 29, 1996
                  and December 31, 1995.....................................................................3
         Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 29, 1996 and October 1, 1995..............................................4
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 29, 1996 and October 1, 1995..............................................5
         Notes to Condensed Consolidated Financial Statements...........................................6 - 8
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................ 9 -11

Part II.  Other Information................................................................................12


WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
(Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------------

                                                                                 SEPTEMBER 29,               DECEMBER 31,
ASSETS                                                                               1996                        1995
                                                                                  (Unaudited)                   (Note)
                                                                                ---------------             --------------
CURRENT ASSETS:

   Cash and cash equivalents                                                    $        16,140             $       8,902
   Accounts receivable - net                                                            315,284                   218,022
   Inventories                                                                          183,298                   130,369
   Deferred income taxes                                                                 35,119                    28,364
   Other                                                                                 22,721                    11,060
                                                                                ---------------             -------------

           Total current assets                                                         572,562                   396,717
                                                                                ---------------             -------------

NONCURRENT ASSETS:
   Property, plant and equipment, at cost                                             1,316,081                   924,300
   Accumulated depreciation and amortization                                           (502,356)                 (443,879)
                                                                                ---------------             -------------
     Property, plant and equipment - net                                                813,725                   480,421

   Goodwill - net                                                                       423,291                   249,473
   Other                                                                                 40,006                    24,117
                                                                                ---------------             -------------

           Total noncurrent assets                                                    1,277,022                   754,011
                                                                                ---------------             -------------

TOTAL ASSETS                                                                    $     1,849,584             $   1,150,728
                                                                                ===============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $       306,155             $     198,522
   Current maturities of long-term debt                                                   8,510                    37,360
                                                                                ---------------             -------------

           Total current liabilities                                                    314,665                   235,882
                                                                                ---------------             -------------

NONCURRENT LIABILITIES:
   Long-term debt                                                                       921,527                   449,746
   Deferred income taxes                                                                 95,265                     9,258
   Other  long-term liabilities                                                         119,244                    97,076
                                                                                ---------------             -------------

           Total noncurrent liabilities                                               1,136,036                   556,080
                                                                                ---------------              ------------

STOCKHOLDERS' EQUITY:
   Common stock,  $.01 par value - shares  authorized,
     100,000,000 at September 29, 1996 and December 31, 1995;
     shares outstanding, 33,743,531 at September 29, 1996 and
     32,218,427 at December 31, 1995                                                        337                       322
   Additional paid-in capital                                                           583,721                   574,831
   Accumulated deficit                                                                 (185,175)                 (216,387)
                                                                                ---------------             -------------

           Total stockholders' equity                                                   398,883                   358,766
                                                                                ---------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     1,849,584             $   1,150,728
                                                                                ===============             =============

Note:  Derived from audited financial statements.
See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995 (Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------


                                                                          THREE MONTHS                         NINE MONTHS
                                                                ------------------------------        ------------------------------
                                                                    1996              1995               1996               1995
                                                                -----------        -----------        -----------        -----------
Net sales                                                       $   487,804        $   367,331        $ 1,159,181        $   947,974

Cost of sales                                                       391,398            300,440            952,547            786,109
                                                                -----------        -----------        -----------        -----------

Gross profit                                                         96,406             66,891            206,634            161,865

Selling, general and
     administrative expenses                                         45,249             32,272            113,177             94,891
                                                                -----------        -----------        -----------        -----------

Operating income                                                     51,157             34,619             93,457             66,974

Interest expense                                                     18,025             10,446             40,333             27,400
                                                                -----------        -----------        -----------        -----------

Income before income taxes                                           33,132             24,173             53,124             39,574

Income tax provision                                                 13,915              9,670             21,912             15,830
                                                                -----------        -----------        -----------        -----------

Net income                                                      $    19,217        $    14,503        $    31,212        $    23,744
                                                                ===========        ===========        ===========        ===========

Net income per common
   and common equivalent share                                  $      0.55        $      0.42        $      0.89        $      0.69

Weighted average common and
   common equivalent shares outstanding                          35,059,968         34,440,867         34,998,285         34,440,867



See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                 NINE MONTHS
                                                                                        ----------------------------
                                                                                            1996            1995
                                                                                        -----------      -----------
OPERATING ACTIVITIES:
   Net income                                                                            $    31,212      $    23,744
   Adjustments to reconcile net income to net cash
     flows provided by (used in) operating activities:
     Depreciation and amortization                                                            73,614           55,277
     Deferred income tax provision                                                             8,464            7,915
     Amortization of debt issuance costs                                                       1,589            1,414
     Changes in operating assets and liabilities:
       Accounts receivable - net                                                             (32,368)         (52,124)
       Inventories                                                                           (11,472)         (88,216)
       Accounts payable and accrued expenses                                                  33,712           26,592
       Other assets and liabilities - net                                                    (39,434)         (12,117)
                                                                                         -----------      -----------

           Net cash flows provided by (used in) operating activities                          65,317          (37,515)
                                                                                         -----------      -----------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                                          (41,375)        (110,504)
   Acquisitions of businesses, net of cash acquired                                         (163,148)        (108,275)
                                                                                         -----------      -----------

           Net cash used in investing activities                                            (204,523)        (218,779)
                                                                                         -----------      -----------

FINANCING ACTIVITIES:
   Net borrowings on debt                                                                    137,539          166,286
   Proceeds from issuance of common stock                                                      8,905           74,776
                                                                                         -----------      -----------

           Net cash provided by financing activities                                         146,444          241,062
                                                                                         -----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               7,238          (15,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 8,902           24,828
                                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    16,140      $     9,596
                                                                                         ===========      ===========



See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

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


2.   ACQUISITIONS

     On June 6, 1996, the Company acquired from Ringier A.G. all of the issued and outstanding capital stock of Krueger Acquisition Corporation, including all of the issued and outstanding capital stock of Ringier Holdings, Inc., Ringier America, Inc., Krueger Ringier, Inc., Ringier Print U.S., Inc. and W.A. Krueger Co. Olathe (collectively, "Ringier America"), for approximately $128,000 (the "Acquisition"). In addition, the Company assumed approximately $287,000 of Ringier America's indebtedness, of which approximately $281,000 was liquidated upon consummation of the Acquisition. Ringier America is a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books.

     The Acquisition and liquidation of indebtedness were funded using proceeds from acquisition term loans under the Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended (the "Credit Agreement"), among the Company and the lenders and agents party thereto. The Credit Agreement provides for an additional $566,000 of commitments, for aggregate commitments of $975,000. The credit facility provides for varying semi-annual reductions in commitments and matures on December 31, 2002. All other significant financial provisions of the credit facility were substantially unchanged.

     The Acquisition is being accounted for as a purchase and the financial statements include the results of Ringier America's operations from the acquisition date. The excess of purchase cost over estimated fair value of net assets acquired was approximately $158,000, and is being amortized using the straight-line method over 35 years. The Company is in the process of assessing the operations of Ringier America and finalizing the assignment of fair value to assets acquired and liabilities assumed. Accordingly, the final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheet; however, the final fair values are not expected to be materially different from those presented herein.

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

     The following unaudited pro forma financial information gives effect to the Acquisition and liquidation of certain indebtedness of Ringier America as if these transactions had occurred at the beginning of the periods presented. These pro forma results reflect certain adjustments, including the increase in amortization for the excess of purchase cost over estimated fair value of net assets acquired and the net increase in indebtedness used to fund the transactions, as well as the impact on depreciation and certain other expenses, based on a preliminary allocation of purchase price to the fair value of assets acquired and liabilities assumed. These pro forma results do not reflect identified cost savings and other synergies that will result or have resulted from the combination of the two businesses, and are not necessarily indicative of the results that would have occurred had the Acquisition been consummated at the beginning of the periods presented, nor are they necessarily indicative of future results. Due to the seasonal nature of the operations of both the Company and Ringier America, the pro forma results for the nine months ended September 29, 1996 and October 1, 1995 are not necessarily indicative of full year results.


                                                     NINE MONTHS ENDED
                                             -----------------------------------
                                              SEPTEMBER 29,        OCTOBER 1,
                                                  1996               1995
                                             -------------       ---------------
     Net sales                               $   1,342,644       $   1,308,282

     Net income                              $      23,511       $      40,183

     Net income per common
          and common equivalent share        $        0.67       $        1.17

     Pro forma net income and net income per common and common equivalent share for the nine months ended October 1, 1995 presented above include $31,481 ($19,373 net of tax, or $0.56 per share) of income recorded by Ringier America in January, 1995 related to the final settlement of a customer's future obligations under a printing services contract.

     During the nine months ended September 29, 1996, the Company acquired certain other businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.


3.   INVENTORIES

     Inventories are summarized as follows:

                                           SEPTEMBER 29,         DECEMBER 31,
                                               1996                  1995
                                            -----------           -----------
        Raw materials                       $    79,795           $    96,003
        Work-in-process                         103,503                34,366
                                            -----------           -----------

                   Total                    $   183,298           $   130,369
                                            ===========           ===========

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

4.   INITIAL PUBLIC OFFERING

     On January 25, 1996, 15,861,568 shares of the Company's common stock were sold at $19 per share in an initial public equity offering (the "Offering"). All of the shares in the Offering were sold by existing stockholders. The Company did not receive any of the proceeds from the sale of the shares, except that certain members of former management elected to participate in the Offering by exercising certain stock options granted to them by the Company. An aggregate of 1,531,290 shares underlying such options were sold in the Offering, generating proceeds to the Company of $8,940. These proceeds were used to pay expenses of the Offering and for general corporate purposes. Since the Offering, the Company has repurchased shares held by certain members of former management totaling $35.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

General

On June 6, 1996, the Company acquired the outstanding stock of Ringier America, a leading diversified commercial printer whose business includes the printing of catalogs, magazines and soft-cover books, for approximately $128,000. In addition, the Company assumed approximately $287,000 of Ringier America's indebtedness, of which approximately $281,000 was liquidated upon consummation of the Acquisition. In addition, the Company acquired certain other businesses in the first nine months of fiscal 1996 whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis. Collectively, Ringier America and these other acquired companies will hereinafter be referred to as the "1996 Acquisitions."

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


Results of Operations

Three Months Ended September 29, 1996 versus Three Months Ended October 1, 1995

Net sales increased  $120,473 or 33%, to $487,804 in 1996 from $367,331 in 1995.
The increase was due to the inclusion of the sales from the 1996 Acquisitions and stronger base business performance, partially offset by the significant decline in paper prices.

Gross profit  increased  $29,515 or 44% to $96,406 in 1996 from $66,891 in 1995.
The increase was attributable to the 1996 Acquisitions and improved operating efficiencies. The 1996 gross profit margin of 19.8% increased from 18.2% in 1995 due to these factors and the effect of lower paper prices.

Selling, general and administrative expenses increased $12,977 or 40% to $45,249 in 1996 from $32,272 in 1995. The increase was attributable to the 1996 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $7,579 or 73% to $18,025 in 1996 from $10,446 in 1995. The increase was attributable to an increase in average borrowings primarily incurred to fund the 1996 Acquisitions, capital expenditures and working capital requirements, partially offset by a slightly lower average cost of funds.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Nine  Months Ended September 29, 1996 versus Nine Months Ended October 1, 1995

Net sales increased $211,207 or 22%, to $1,159,181 in 1996 from $947,974 in
1995. The increase was attributable to the inclusion of the sales from both the 1996 and 1995 Acquisitions.

Gross profit increased $44,769 or 28% to $206,634 in 1996 from $161,865 in 1995.
The increase was attributable to both the 1996 and 1995 Acquisitions and improved operating efficiencies. The gross profit margin increased to 17.8% in 1996 from 17.1% in 1995 because of these factors.

Selling, general and administrative expenses increased $18,286 or 19% to $113,177 in 1996 from $94,891 in 1995. The increase was attributable to both the 1996 and 1995 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $12,933 or 47% to $40,333 in 1996 from $27,400 in 1995. The increase was primarily attributable to an increase in average borrowings primarily incurred to fund the 1996 and 1995 Acquisitions, working capital requirements and capital expenditures, partially offset by a slightly lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.25% for the first nine months of 1996 compared to 40% for the comparable period in 1995. The increase was due to the additional amortization expense for goodwill resulting from the 1996 Acquisitions.


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

Net income from operations plus depreciation and amortization and deferred income taxes was $114,879 and $88,350 for the nine months ended September 29, 1996 and October 1, 1995, respectively. The Company's outstanding indebtedness less cash increased $435,693 from December 31, 1995 to September 29, 1996 due primarily to the 1996 Acquisitions and the liquidation of certain of the 1996 Acquisitions' indebtedness. Exclusive of the 1996 Acquisitions, raw materials inventory levels decreased approximately $38,000 or 40% in the first nine months of 1996 as a result of the Company's successful efforts to utilize existing inventory, combined with lower inventory requirements due to more normalized availability and lower prices of paper. The Company anticipates that 1996 capital expenditures will be approximately $75,000 for the full year.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

The acquisition of Ringier America and the liquidation of certain of its indebtedness were funded using proceeds from acquisition term loans under the Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended, which provides for an additional $566,000 of commitments, for aggregate commitments of $975,000. The credit facility provides for varying semi-annual reductions in commitments and matures on December 31, 2002. All other significant financial provisions of the credit facility remain substantially unchanged. As of September 29, 1996, the Company had undrawn commitments under the credit facility of $90,500 in acquisition term loan facilities and $159,900 in a revolving credit facility.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

WORLD COLOR PRESS, INC.


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, dated March 30, 1996.

     In addition, the Company has filed herewith the following exhibits:

     10.1 The World Color Press, Inc. Supplemental Retirement Plan dated June 14, 1995, as amended July 17, 1996.

     27 Financial Data Schedule for the period ended September 29, 1996 (filed in electronic form only)


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended September 29, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WORLD COLOR PRESS, INC.




Date:    November 12, 1996         By:   /s/  MARC L. REISCH
                                         -------------------
                                         Marc L. Reisch
                                         Chief Operating and Financial Officer