Form 10-K405
period 1996-12-29
WORLD COLOR PRESS INC /DE/
filed 1997-03-27
CIK 780117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    --------------
                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 1996      Commission file number 1-11802

                                  [Graphic Omitted]

                                   ---------------

                               WORLD COLOR PRESS, INC.
                (Exact name of registrant as specified in its charter)

              DELAWARE                              37-1167902
    (State or other jurisdiction of    (IRS Employer Identification Number)
    incorporation or organization)

THE MILL, 340 PEMBERWICK ROAD
GREENWICH, CONNECTICUT                                  06831
    (Address of principal executive offices)          (Zip Code)

                                     203-532-4200
                 (Registrant's telephone number, including area code)

                                   ---------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


         TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------               -----------------------------------------
Common Stock, $.01 par value per share      New York Stock Exchange, Inc.
9-1/8% Senior Subordinated Notes due 2003   New York Stock Exchange, Inc.


                                    --------------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                         None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The only class of voting securities of World Color Press, Inc. is its Common Stock, par value $.01 per share (the "Common Stock"). On March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $322.8 million.

                                    --------------

    The number of shares of the Common Stock outstanding as of March 14, 1997:
33,744,531

                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statement on Form S-1 (No. 33-99676) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K. Portions of the registrant's 1996 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the registrant's definitive Proxy Statement dated March 27, 1997 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        INDEX


                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
ITEM 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .   5
ITEM 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   6
ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . .   6

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
ITEM 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .   7
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . .   7
ITEM 8.  Financial Statements and Supplementary Data . . . . . . . . . .   8
ITEM 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure. . . . . . . . . . . . . . . . . . . .   8

PART III

ITEM 10. Directors and Executive Officers of the Registrant. . . . . . .   8
ITEM 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . .   8
ITEM 12. Security Ownership of Certain Beneficial Owners and Management.   8
ITEM 13. Certain Relationships and Related Transactions. . . . . . . . .   8


PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9-13

SIGNATURES. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14-15

                                       PART  I

ITEM 1.   BUSINESS.

GENERAL

World Color Press, Inc. (together with its subsidiaries, "World Color" or the "Company") is an industry leader in the management and distribution of print and digital information. The Company is the third largest diversified commercial printer in the United States, providing digital prepress, press, multi-media, binding and distribution services to customers in the magazine, commercial, catalog, direct mail, directory and book market sectors. Founded in 1903, the Company currently operates a national network of 36 production and distribution facilities and an extensive network of sales offices nationwide. Through selective acquisitions and internal expansion, World Color has strategically positioned itself as a full-service provider of multiple high technology solutions for its customers' imaging, print and distribution needs.

The Company operates in one business segment -- printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                              1996      1995      1994

     Magazines                 29%       31%       40%
     Commercial                27        30        28
     Catalogs                  27        23        20
     Direct Mail                9         9         4
     Directories                6         7         8
     Racksize Books             2         -         -
                               ---       ---       ---

                    TOTAL:    100%      100%      100%
                              ----      ----      ----
                              ----      ----      ----

The Company completed five acquisitions in 1996 including: Viking Color (February), a digital prepress provider; Shea Communications (April), a commercial, catalog and direct mail printer; Ringier America (June), a printer of magazines, catalogs, commercial materials and mass-market, racksize books; ISA Direct (August), a provider of direct imaging, personalization and other lettershop services to the direct mail industry; and MT Orlando (October), a regional commercial printer. The above table includes the revenues recognized by World Color from these operations from their respective acquisition dates in 1996.

Substantially all sales are made to customers through employees of the Company based upon customer specification. A significant amount of the Company's sales are made pursuant to term contracts with its customers, with the remainder being made on an order-by-order basis. As a result, the Company has a significant backlog of orders. No customer accounted for more than 10% of the Company's net sales in 1996. In the opinion of management, the loss, at substantially the same time, of all of the business provided by any one of its largest customers could have an adverse effect upon the Company.

MARKET SECTORS

MAGAZINES. The Company believes that it ranks second in the U.S. consumer magazine printing sector, based on internal analyses of historical industry data. The Company believes that its principal competitors in this sector consist of three diversified printing companies. World Color's publication customer base includes some of the largest and most established consumer magazines in a diverse range of market categories. Established publications are the most likely to have a continuing and improving presence. Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with a significant advantage over competitors whose customers may be more susceptible to such downturns.

A majority of the Company's magazine printing is performed under contracts with remaining terms of between one and nine years, the largest of which are with customers whose relationships with the Company average more than 20 years. The Company has extended a majority of such contracts beyond their initial expiration dates and intends to continue this practice when economically practicable.

COMMERCIAL. The Company targets the high-end of the commercial printing sector and is a premier printer of high quality, specialty products such as annual reports (including its own) and automobile and travel brochures.
World Color is also a leading printer of product brochures, bill stuffers, informational marketing materials and other advertising supplements. The Company has focused on building lasting customer relationships in the commercial sector through investments in equipment, focused customer service and the maintenance of the flexibility required to accommodate specific and changing customer needs. The Company believes its reputation for and dedication to innovation and leadership in specialized services will allow it to enjoy continued loyalty from its customers.

The Company also prints free-standing inserts and retail inserts for established national retailers. With a broad range of specialized equipment and focused attention to customer service, the Company provides its commercial customers with format flexibility, high speed production and the ability to print high quality commercial products from start to finish at one full-service source.

CATALOGS. The Company believes that it is one of the leading U.S. printers of consumer catalogs. In addition, the Company's business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries.
The Company's key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business.

DIRECT MAIL. The Company believes that it is a leading provider of production and distribution services for direct mail marketers. Direct mail marketing services are an important and rapidly growing component of many businesses' marketing programs and overall U.S. advertising expenditures. The Company's services in this sector include the production for specialty advertising clients of direct mail brochures and magazine inserts tailored to the specifications of each magazine on a customer's media list. In addition, the Company provides direct marketers with direct imaging, personalization and other lettershop services. The Company has devoted significant resources to this rapidly growing sector, and has a division, World Color DirectTM, focused exclusively on marketing and cross-selling its direct mail services.

DIRECTORIES. Pacific Bell Directory accounts for substantially all of the Company's net sales in the directory sector. The Company prints four-color white-page and yellow-page directories for Pacific Bell pursuant to a contract which extends through the year 2000 and which can be extended by Pacific Bell for up to an additional five years.

BOOKS. Through its acquisition of Ringier America World Color is the largest printer of mass-market, racksize books. In January 1997 the Company acquired the Book Services Group of Rand McNally, which prints hardcover books for the consumer, education and reference markets, and services 21 of the 25 largest U.S. publishers.

CURRENT SERVICES

PREPRESS SERVICES. The Company provides a complete spectrum of film and digital preparation services, from traditional paste-up and color separations to state-of-the-art, all-digital prepress, as well as digital imaging and digital archiving. All of the Company's plants, together with its nine specialized prepress facilities strategically located close to the Company's customers, provide high quality, 24-hour preparatory services linked directly to the Company's printing facilities. In addition, the Company's computer systems enable customers and World Color to exchange images and textual material electronically directly between the Company's printing and prepress facilities and the customers' business locations. The Company's integrated prepress operations provide it with a comparative advantage over traditional prepress shops which provide similar non-integrated services.

PRESS AND BINDING SERVICES. The Company believes that it provides its customers with access to state-of-the-art technology in all phases of the printing and binding process, including, among others, wide-web presses, computerized quality information systems, computer-to-plate and digital processing systems, high speed binding and personalization capabilities and robotic material handling. Wide-web press technology, the large expenditure for which only a small number of well-capitalized printers are able to justify, generates significant cost savings on longer press runs. The computerized quality information systems provide the Company and its customers with instant analysis of the quality of the printing, thereby enabling the Company to improve its performance and plan preventative maintenance of its equipment more effectively. The computer-to-plate and digital processing technologies eliminate the use of film which significantly reduces costs and production time and enables World Color's customers to extend their production deadlines. The Company's personalization capabilities allow customers to include different content, whether advertising or editorial or both, within different copies of their product depending upon the geographic, demographic and subscriber specifications of their readers.

The Company operates web and sheetfed offset, rotogravure, flexographic and digital presses. The Company believes that the variety and capabilities of its presses and other production equipment allow World Color to meet the broad range of its customers' printing needs and be the full service provider demanded by the market. This capacity provides the Company with a competitive advantage over those smaller printers who are unable to meet this demand.

DISTRIBUTION AND LOGISTICS. The Company believes that its sophisticated mailing and distribution capabilities are among the best in the industry. World Color maintains a network of strategic regional locations from which it provides its customers important local access to the Company's nationwide services. Fifteen of the Company's printing plants are strategically located in the mid-region of the country. Management believes that the size of the printing plants and their central location and close proximity to each other provide the Company with a significant advantage in distribution capabilities, enabling it to distribute a greater volume of product than its competitors to a wider target market at a lower cost. The Company also operates regional facilities on the west and east coasts which serve more regionalized needs. The Company uses computerized cost studies to examine the benefits of pooled and palletized mailings for each customer to develop an efficient and cost effective distribution plan designed to ensure that the customer's product reaches consumers at narrowly specified delivery times.

NEW MEDIA. Through its World Color Digital Media division the Company has established itself as a multi-media provider. The Company is able to transform customers' existing printed and digital material into interactive media such as user-friendly information kiosk systems, Internet web sites, corporate intranets, CD-ROM's and computer laptop sales presentations.

COMPETITION

Although the Company is one of the largest diversified commercial printers in the United States, the industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality, range of services offered, distribution capabilities, customer service, availability of printing time on appropriate equipment and state-of-the-art technology. The Company competes for commercial business not only with large national printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such a region. The Company believes that primarily due to the continued excess capacity in the industry, there has been downward pricing pressure and increased competition in the printing industry.

RAW MATERIALS

The primary raw materials required in a printing operation are ink and paper. The Company supplies all of the ink and a substantial amount of the paper used in the printing process. The Company provides warehouse space for both World Color and customer supplied paper. The Company's contracts with its customers generally provide for price adjustments to reflect price changes for materials, wages and outside services. World Color's materials management program capitalizes on the Company's purchasing power in order to minimize materials costs while optimizing inventory management. In addition, the Company's strong commercial relationships with a relatively small number of suppliers allow the Company to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets the Company's specifications. The Company believes that it has adequate allocations with its paper suppliers to meet its customers' needs. An adequate supply of ink is available. The Company is not dependent upon any one source for its paper or ink.

ENVIRONMENTAL COMPLIANCE

The Company is subject to regulation under various and changing federal, state and local laws relating to the environment and to employee safety and health. These environmental regulations relate to the generation, storage, transportation, disposal and emission into the environment of various substances. Permits are required for operation of the Company's business (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes that it is in substantial compliance with such laws and permitting requirements. The Company is also subject to regulation under various and changing federal, state and local laws which allow regulatory authorities to compel (or to seek reimbursement for) cleanup of environmental contamination at its own sites and at facilities where its waste is or has been disposed.

The Company has internal controls and personnel dedicated to compliance with all applicable environmental laws. The Company estimates that capital expenditures in 1997 and 1998 required to comply with federal, state and local provisions for environmental controls, as well as expenditures for the Company's share of costs for environmental clean-up, if any, will not be material and will not have a material effect upon its earnings or its competitive position.

RESEARCH AND DEVELOPMENT

Suppliers of equipment and materials used by companies such as World Color perform most of the research and development related to the printing industry. Accordingly, the Company has not spent a material amount of resources for such purposes. World Color does, however, dedicate significant resources to improving its operating efficiencies and the services it provides to its customers. In an effort to realize increased efficiencies in its printing processes, the Company has made significant investments in state-of-the-art equipment, including new press and binding technology, digital photography and computer-to-plate systems.

EMPLOYEES

As of March 1, 1997, the Company had approximately 12,500 employees, of which approximately 2,300 or 18% were represented by unions. As of March 1, 1997, approximately 66% of such union employees were covered under several different labor contracts which expire in September and October 1998 and another 26% of such union employees were covered under labor contracts which expire in mid to late 1999. The Company believes it has satisfactory employee and labor relations.

ITEM 2.   PROPERTIES.

The Company's corporate office is currently located in leased facilities in Greenwich, Connecticut. Production facilities are located throughout the United States, as set forth below. The Company believes its facilities provide adequate productive capacity for its needs. Summary information regarding the Company's facilities is set forth below:

     Location                Use                   Owned/Leased   Square Footage
     --------                ---                   ------------   --------------
     Jonesboro, AR           Printing Plant           Owned          425,000
     Los Angeles, CA         Printing Plant           Leased         299,000
                             Prepress                 Leased          21,000
     Merced, CA              Printing Plant           Owned          500,000
     North Haven, CT         Printing Plant           Owned          440,000
     Washington, D.C.        Prepress                 Owned           65,000
     Lake Mary, FL           Prepress                 Leased          11,000
     Orlando, FL             Printing Plant           Leased         167,000
                             Prepress                 Leased          27,000
     Tampa, FL               Multi-media              Leased          14,300
     Augusta, GA             Printing Plant           Owned          650,000
     Gainesville, GA         Printing Plant           Leased         130,000
     Altamont, IL            Distribution             Leased          27,000
     Aurora, IL              Printing Plant           Owned          227,000
     Bensenville, IL         Distribution / Bindery   Owned          307,000
     Des Plaines, IL         Prepress / Warehouse     Owned          181,000
     Effingham, IL           Printing Plant           Owned          640,000

     Elk Grove Village, IL   Printing Plant           Owned          175,000
                             Printing Plant           Leased          99,000
                             Warehouse                Leased         102,000
     Flora, IL               Distribution             Owned           80,000
     Salem, IL               Printing Plant           Owned          680,000
     Lexington, KY           Warehouse                Leased         350,000
     Versailles, KY          Printing Plant           Owned        1,090,000
                             Warehouse                Leased          27,400
     Taunton, MA             Printing Plant           Owned          352,000
     Warren, MI              Prepress                 Leased          11,000
     St. Charles, MO         Prepress                 Leased          20,000
     Corinth, MS             Printing Plant           Owned          623,000
                             Warehouse                Leased          25,600
     Charlotte, NC           Prepress                 Leased          28,115
     New York, NY            Prepress                 Leased          10,000
     Oberlin, OH             Printing Plant           Owned          110,000
     Oklahoma City, OK       Printing Plant           Owned          210,000
     Stillwater, OK          Printing Plant           Owned          335,000
     Covington, TN           Printing Plant           Owned          565,000
     Dresden, TN             Printing Plant           Owned          618,300
                             Warehouse                Leased          34,900
     Dyersburg, TN           Printing Plant           Owned          865,000
     Trenton, TN             Distribution             Owned           50,000
     Brookfield, WI          Printing Plant           Owned          309,000

In addition, the Company maintains an extensive network of sales offices located throughout the United States. The Company believes that none of its leases is material to its operations and that such leases were entered into on market terms.

ITEM 3.  LEGAL PROCEEDINGS.

The Company does not believe that there are any pending legal proceedings which, if adversely determined, could have a material adverse effect on the financial condition or results of operations of the Company, taken as a whole.

There were no material pending legal proceedings that were terminated in the fourth quarter of the fiscal year ended December 29, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                       PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE RANGE OF COMMON STOCK

World Color's Common Stock is listed on the New York Stock Exchange under the symbol: "WRC". At March 14, 1997 there were 111 record holders of the Common Stock. The following table sets forth the range of the high and low sales prices of the Common Stock as quoted on the New York Stock Exchange for 1996. The first quarter 1996 information reflects market prices from January 25, 1996 (the date of the Company's initial public offering) to March 31, 1996. Prior to January 25, 1996, there was no established public trading market for the Company's Common Stock. The Company paid no dividends during 1995 or 1996.

     1996                     High           Low        Close

     First Quarter            21 1/2         18 1/4    19
     Second Quarter           25 1/2         18        25 3/8
     Third Quarter            25 1/8         20 1/2    22
     Fourth Quarter           24 1/8         17 3/4    19 1/8

DIVIDEND POLICY

The Company does not anticipate declaring and paying cash dividends on the Common Stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on the Common Stock will be made by the Board of Directors of the Company from time to time in the exercise of its prudent business judgment, taking into account, among other things, the Company's results of operations and financial condition, any then existing or proposed commitments for the use by the Company of available funds, and the Company's obligations with respect to any then outstanding class or series of its preferred stock. The Company is restricted by the terms of certain of its outstanding debt and financing agreements from paying cash dividends on its Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA.

See "Selected Financial Data" on page 23 of the Company's Annual Report to Stockholders, which information is incorporated by reference herein.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

See "Management's Discussion and Analysis" on page 24 - 26 of the Company's Annual Report to Stockholders, which information is incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements described in Item 14(a) hereof are incorporated herein. The supplementary quarterly data set forth in Note 14 on page 45 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See "Election of Directors" on pages 2 - 4; "Executive Officers" on pages 9-10 and "Other Matters" on page 17 of the Company's definitive Proxy Statement dated March 27, 1997 which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

See "Board of Directors -- Director Compensation" on page 5; "Executive Compensation -- Summary Compensation Table", "-- Option Grants in 1996", "-- Aggregate Option Exercises in Fiscal 1996 and Fiscal Year-End Option Values", "-- Compensation Under Retirement Plans" and "-- Agreements With Named Executive Officers" on pages 10 - 14 and "-- Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's definitive Proxy Statement dated March 27, 1997 which information is incoporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See "Stock Ownership of Certain Beneficial Owners and Management" on pages 7-8 of the Company's definitive Proxy Statement dated March 27, 1997 which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Certain Relationships and Related Transactions" on page 6 of the Company's definitive Proxy Statement dated March 27, 1997 which information is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          (i)    Financial Statements

                 The Company's Consolidated Financial Statements, as included in
                 Part II, Item 8, are as follows:


                                                                 Page in 1996
                                                               Annual Report to
                                                                 Stockholders
                                                                 ------------

     Independent Auditors' Report                                     27
     Consolidated Balance Sheets as of December 29, 1996 and
       December 31, 1995                                              28
     Consolidated Statements of Operations for the Years ended
       December 29, 1996,  December 31, 1995 and
        December 25, 1994                                             29
     Consolidated Statements of Stockholders' Equity for the
       Years ended December 29, 1996, December 31, 1995 and
        December 25, 1994                                             30
     Consolidated Statements of Cash Flows for the Years ended
       December 29, 1996,  December 31, 1995 and
        December 25, 1994                                             31
     Notes to Consolidated Financial Statements                     32 - 45

          (ii)   Financial Statement Schedule:

                 Independent Auditors' Report, as set forth on page 12 of this report.

                 Schedule II, Valuation and Qualifying Accounts, as set forth on page 13 of this report.

                 All other schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

          (iii)  Exhibits:

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1 Amended and Restated Certificate of Incorporation of World Color Press, Inc. incorporated by reference to Exhibit 3.1 to World Color's Registration Statement on Form S-1 (No. 33-99676) under the Securities Act of 1933, as amended (the "World Color Equity S-1").

3.2   Amended and Restated By-Laws of World Color Press, Inc.

4.1 Indenture (the "Indenture") between World Color and First Trust National Association, as trustee, relating to World Color's 9-1/8% Senior Subordinated Notes due 2003 (the "Notes"), incorporated by reference to Exhibit 4.1 to World Color's Annual report on Form 10-K for the fiscal year ended December 26, 1993.

4.2 Specimen of 9-1/8% Senior Subordinated Notes due 2003 (included in the Indenture incorporated by reference as Exhibit 4.1).

10.1 Second Amended and Restated Credit Agreement, dated as of June 6, 1996, among World Color and the lenders and agents party thereto (the "Credit Agreement"), incorporated by reference to Exhibit 10.2 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.2 First Amendment dated as of June 10, 1996 to the Credit Agreement, incorporated by reference to Exhibit 10.3 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.3 Participation Agreement, dated as of April 30, 1990, among World Color, as lessee, General Electric Capital Corporation, as owner participant and The Connecticut National Bank, as owner trustee, as amended, incorporated by reference to Exhibit 10.18 to World Color's Registration Statement on Form S-1 (No. 33-59490) under the Securities Act of 1933, as amended (the "World Color Debt S-1").

10.4 Lease Agreement, dated as of April 30, 1990, between the Connecticut National Bank, as Owner Trustee, as lessor and World Color, as lessee, as amended, incorporated by reference to Exhibit 10.19 to the World Color Debt S-1.

10.5  Form of Unitholders Agreement, incorporated by reference to Exhibit
        10.21 to the World Color Debt S-1.

10.6  Form of Optionholders Agreement between World Color and the
        Optionholders (as defined therein), incorporated by reference to
        Exhibit 10.23 to the World Color Debt S-1.

10.7  Second Amended and Restated Stock Option Plan of World Color Press,
        Inc., incorporated by reference to Exhibit 10.9 to World Color's
        Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.8  Form of World Color Stock Option Agreement, incorporated by reference to
        Exhibit 10.25 to the World Color Debt S-1.

10.9 Letter Agreement, dated as of November 4, 1991, between World Color and Marc L. Reisch regarding certain severance arrangements, incorporated by reference to Exhibit 10.26 to the World Color Debt S-1.

10.10 Letter Agreement, dated as of October 9, 1995, between World Color and Jennifer L. Adams regarding certain severance arrangements, incorporated by reference to Exhibit 10.12 to the World Color Equity S-1.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------


10.11 Third Amendment to the World Color Press, Inc. Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.18 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.12 The World Color Press, Inc. Supplemental Retirement Plan, adopted June 14, 1995 as amended July 17, 1996, incorporated by reference to Exhibit
        10.1 to the World Color Form 10-Q for the quarterly period ended September 29, 1996.

10.13 Trust under the World Color Press, Inc. Supplemental Retirement Plan, dated as of October 12, 1995, by and between World Color and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.2 to the World Color Form 10-Q for the quarterly period ended October 1, 1995.

10.14 The 1995 Senior Management Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.22 to the World Color Equity S-1.

10.15 Form of 1995 Senior Management Stock Option Agreement, incorporated by reference to Exhibit 10.26 to the World Color Equity S-1.

10.16 Amended and Restated Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., KKR Partners II, L.P., Manufacturing Acquisition Associates, L.P., PACE Equity Associates, L.P., KKR Associates, L.P., Merrill Lynch Capital Appreciation PSHP, No. 1, L.P., Merrill Lynch Offshore LBO Partnership No. 1, Merrill Lynch Employees LBO Partnership No. 1, Merrill Lynch Kecalp L.P. 1984, Merrill Lynch Kecalp L.P. 1986 and Merrill Lynch L.P. Holdings, Inc., incorporated by reference to
        Exhibit 10.24 to the World Color Equity S-1.

10.17 Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., APC Associates, GR Associates and WCP Associates, incorporated by reference to Exhibit 10.25 to the World Color Equity S-1.

11.0  Statement regarding computation of per share earnings.

13.0 Pages 23 - 45 of the 1996 Annual Report to Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report to Stockholders is not part of this filing).

21.0  Subsidiaries of World Color.

27.0  Financial Data Schedule.

      (b)  Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the fourth quarter of World Color's fiscal year ended December 29, 1996.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Color Press, Inc.:

We have audited the consolidated financial statements of World Color Press, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996, and have issued our report thereon dated February 5, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of World Color Press, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
February 5, 1997

                                                                     SCHEDULE II
WORLD COLOR PRESS, INC.


VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
----------------------------------------------------------------------------------------------------
                                               ADDITIONS                      OTHER
                                   BALANCE AT  CHARGED TO                    CHARGES-        BALANCE
                                   BEGINNING   COSTS AND  DEDUCTIONS-      ADD (DEDUCT)      AT END
CLASSIFICATION                      OF YEAR     EXPENSES    DESCRIBE         DESCRIBE        OF YEAR

YEAR ENDED DECEMBER 29, 1996
Allowance for uncollectible
   accounts receivable              $ 6,356     $ 1,454     $   834 (2)      $ 1,500 (3)     $ 8,476

YEAR ENDED DECEMBER 31, 1995
Allowance for uncollectible
   accounts receivable              $ 4,718     $ 1,875     $   976 (2)      $   739 (3)     $ 6,356

YEAR ENDED DECEMBER 25, 1994
Allowance for plant closings        $11,999     $     -     $11,999 (1)      $     -         $     -
Allowance for uncollectible
   accounts receivable              $ 8,692     $ 1,198     $ 5,172 (2)      $     -         $ 4,718


(1) Write-off of excess book value over proceeds from sale of assets, for which allowance was established.
(2)  Write-offs of receivables, net of recoveries.
(3)  Balance of acquired companies at acquisition date.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WORLD COLOR PRESS, INC.
                                     (Registrant)


Date:  March 27, 1997             By: /s/ Thomas M. Pierno
                                      --------------------------------
                                       Thomas M. Pierno
                                       Executive Vice President, Chief
                                       Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1997.



    SIGNATURES               TITLES


 /s/ Robert G. Burton        Chairman of the Board of Directors, President
-------------------------    and Chief Executive Officer (Principal Executive
     Robert G. Burton        Officer)


 /s/ Thomas M. Pierno        Executive Vice President, Chief Financial Officer
-------------------------    (Principal Financial Officer; Principal
     Thomas M. Pierno        Accounting Officer)


 /s/ Gerald S. Armstrong     Director
-------------------------
     Gerald S. Armstrong


                             Director
-------------------------
     Dr. Mark J. Griffin


 /s/ Michael W. Harris       Director and President, Manufacturing
-------------------------
     Michael  W. Harris


                             Director
-------------------------
     Henry R. Kravis

 /s/ Alexander Navab, Jr.    Director
-------------------------
     Alexander Navab, Jr.


 /s/ Marc L. Reisch          Director and Group President, Sales and Chief
-------------------------    Operating Officer
     Marc L. Reisch


                             Director
-------------------------
     George R. Roberts


 /s/ Scott M. Stuart
-------------------------    Director
     Scott M. Stuart