Form 10-Q
period 1997-03-30
WORLD COLOR PRESS INC /DE/
filed 1997-05-14
CIK 780117

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended March 30, 1997    Commission file number 1-11802

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

At May 9, 1997, 33,744,531 shares of the registrant's common stock, $.01 par value, were outstanding.

================================================================================

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997
INDEX
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Condensed Consolidated Balance Sheets as of March 30, 1997
             and December 29, 1996.............................................3
         Condensed Consolidated Statements of Operations for the Three
             Months Ended March 30, 1997 and March 31, 1996....................4
         Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended March 30, 1997 and March 31, 1996....................5
         Notes to Condensed Consolidated Financial Statements..................6
         Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................7 - 8

Part II.  Other Information....................................................9

WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 30, 1997 AND DECEMBER 29, 1996
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                        MARCH 30,   DECEMBER 29,
ASSETS                                                    1997         1996
                                                      (Unaudited)     (Note)
CURRENT ASSETS:
   Cash and cash equivalents                          $    26,518   $    33,182
   Accounts receivable - net                              320,481       311,478
   Inventories                                            149,191       140,160
   Deferred income taxes                                   29,659        32,944
   Other                                                   27,903        24,843
                                                      -----------   -----------
           Total current assets                           553,752       542,607
                                                      -----------   -----------

   Property, plant and equipment, at cost               1,424,360     1,346,496
   Accumulated depreciation and amortization             (556,752)     (528,339)
                                                      -----------   -----------
     Property, plant and equipment - net                  867,608       818,157
   Goodwill - net                                         520,624       423,880
   Other                                                   45,038        37,788
                                                      -----------   -----------

TOTAL ASSETS                                          $ 1,987,022   $ 1,822,432
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $   273,905   $   306,867
   Current maturities of long-term debt                     8,843         8,672
                                                      -----------   -----------
           Total current liabilities                      282,748       315,539

   Long-term debt                                       1,067,985       889,195
   Deferred income taxes                                   90,055        91,555
   Other  long-term liabilities                           124,399       111,211
                                                      -----------   -----------

           Total liabilities                            1,565,187     1,407,500
                                                      -----------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - shares authorized,
     100,000,000 at March 30, 1997 and
     December 29, 1996; shares outstanding,
     33,744,531 at March 30, 1997 and
     December 29, 1996                                        337           337
   Additional paid-in capital                             583,721       583,721
   Accumulated deficit                                   (162,223)     (169,126)
                                                      -----------   -----------

           Total stockholders' equity                     421,835       414,932
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,987,022   $ 1,822,432
                                                      ===========   ===========

Note:  Derived from audited financial statements.

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                              THREE MONTHS
                                                           1997         1996

Net sales                                             $   458,351  $   329,111

Cost of sales                                             383,036      276,825
                                                      -----------  -----------

Gross profit                                               75,315       52,286

Selling, general and administrative expenses               43,592       32,304
                                                      -----------  -----------

Operating income                                           31,723       19,982

Interest expense                                           19,821       10,084
                                                      -----------  -----------

Income before income taxes                                 11,902        9,898

Income tax provision                                        4,999        3,959
                                                      -----------  -----------

Net income                                            $     6,903  $     5,939
                                                      ===========  ===========

Net income per common and common equivalent share     $      0.20  $      0.17

Weighted average common and common equivalent
  shares outstanding                                   34,486,102   34,827,689


See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996
(In thousands)
--------------------------------------------------------------------------------

                                                               THREE MONTHS
                                                              1997        1996

OPERATING ACTIVITIES:
   Net income                                              $   6,903   $  5,939
   Adjustments to reconcile net income to net cash
     flows provided by (used in) operating activities:
     Depreciation and amortization                            33,814     20,424
     Deferred income tax provision                             1,785      1,980
     Changes in operating assets and liabilities:
       Accounts receivable - net                              25,511      1,543
       Inventories                                            (1,984)    18,718
       Accounts payable and accrued expenses                 (59,718)   (17,865)
       Other assets and liabilities - net                    (15,171)    (3,112)
                                                           ---------   --------

           Net cash flows provided by (used in)
             operating activities                             (8,860)    27,627
                                                           ---------   --------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net          (21,790)   (12,061)
   Acquisitions of businesses, net of cash acquired         (154,975)    (3,000)
                                                           ---------   --------

           Net cash used in investing activities            (176,765)   (15,061)
                                                           ---------   --------

FINANCING ACTIVITIES:
   Net borrowings on debt                                    178,961    (19,497)
   Proceeds from issuance of common stock                       --        8,940
                                                           ---------   --------

           Net cash provided by (used in) financing
             activities                                      178,961    (10,557)
                                                           ---------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (6,664)     2,009

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                33,182      8,902
                                                           ---------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  26,518   $ 10,911
                                                           =========   ========


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

      During the period ended March 30, 1997, the Company acquired a business whose contribution was not significant to the Company's results of operations for the period presented, nor is it expected to have a material effect on the Company's results on a continuing basis.

      Certain reclassifications have been made to prior period amounts to conform with the current presentation.

2.    IMPLEMENTATION OF NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. If SFAS No. 128 had been implemented for the first quarter of 1997 and 1996, respectively, pro forma basic and diluted net income per share amounts, as defined in the statement, would not have been materially different than net income per common and common equivalent share shown in the accompanying condensed consolidated statements of operations.

3.    INVENTORIES

      Inventories are summarized as follows:

                                               MARCH 30,        DECEMBER 29,
                                                 1997               1996

           Work-in-process                    $    82,680       $    73,747
           Raw materials                           66,511            66,413
                                              -----------       -----------

                      Total                   $   149,191       $   140,160
                                              ===========       ===========

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

General

In January 1997, the Company purchased Rand McNally Book Services Group ("Book Services"), an operating unit of Rand McNally, for approximately $155,000. Book Services is the third largest producer of hardcover books in the United States and provides manufacturing and other value-added services to book club, trade, professional, educational, reference and mail-order publishers. This acquisition will hereinafter be referred to as the "1997 Acquisition."

In June 1996, the Company acquired from Ringier A.G. all of the issued and outstanding capital stock of Krueger Acquisition Corporation, including all of the issued and outstanding capital stock of Ringier Holdings, Inc., Ringier America, Inc., Krueger Ringier, Inc., Ringier Print U.S., Inc. and W.A. Krueger Co. Olathe (collectively, "Ringier America"), for approximately $128,000. In addition, the Company assumed approximately $287,000 of Ringier America's indebtedness, of which approximately $281,000 was liquidated upon consummation of the acquisition. Ringier America is a leading diversified commercial printer whose business includes the printing of catalogs, magazines and mass-market, racksize books. In addition, the Company acquired certain other businesses in 1996 whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis. Collectively, Ringier America and these other acquired companies will hereinafter be referred to as the "1996 Acquisitions."

Results of Operations

Three Months Ended March 30, 1997 versus Three Months Ended March 31, 1996

Net sales increased $129,240 or 39%, to $458,351 in 1997 from $329,111 in 1996.
The increase was due to the inclusion of the sales from the 1996 Acquisitions and stronger base business performance as well as the contribution from the 1997 Acquisition. Lower paper prices in the quarter versus 1996 partially offset the revenue increases.

Gross profit increased $23,029 or 44% to $75,315 in 1997 from $52,286 in 1996, increasing the gross profit margin to 16.4% from 15.9% in 1996. This improvement is a result of the 1996 Acquisitions, including the benefits of certain cost reduction initiatives and other synergies resulting from the combination of the businesses, increased plant utilization and the effect of lower paper prices.

Selling, general and administrative expenses increased $11,288 or 35% to $43,592 in 1997 from $32,304 in 1996. The increase was attributable to the 1996 and 1997 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $9,737 to $19,821 in 1997 from $10,084 in 1996. The increase was attributable to higher average borrowings incurred to fund acquisitions as well as capital expenditures and working capital requirements.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 42% for the first three months of 1997 compared to 40% for the comparable period in 1996. The increase was primarily due to the additional non-deductible amortization expense for goodwill resulting from acquisitions.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

Liquidity and Capital Resources

The Company has historically met its liquidity and capital investment needs with internally generated funds and external borrowings. Net income from operations plus depreciation and amortization and deferred income taxes was $42,502 and $28,343 for the three months ended March 30, 1997 and March 31, 1996, respectively. The Company's outstanding indebtedness less cash increased $185,625 from December 29, 1996 to March 30, 1997 due primarily to borrowings incurred to fund acquisitions. Working capital was $271,004 at March 30, 1997 and $227,068 at March 31, 1996. The increase of $43,936 or 19% was primarily due to the 1996 and 1997 Acquisitions and the paydown of accounts payable. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1997 capital expenditures will be approximately $95,000.

The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended (the "Credit Agreement"), among the Company and the lenders and agents party thereto, which provides for aggregate total commitments of $975,000, comprised of $125,000 in term loan commitments, $250,000 of revolving loan commitments and $600,000 in acquisition term loans. The Credit Agreement provides for varying semi-annual reductions in commitments and matures on December 31, 2002. Borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 30, 1997, the Company had undrawn commitments of $108,329 under its revolving bank credit facility.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

Seasonality

Results of operations for this interim period are not necessarily indicative of results for the full year. The Company's operations are seasonal. Historically, approximately two-thirds of its operating income has been generated in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, dated March 27, 1997.

      In addition, the Company has filed herewith the following exhibit:

            27 Financial Data Schedule for the period ended March 30, 1997 (filed in electronic form only).

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarterly period ended March 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WORLD COLOR PRESS, INC.


Date:  May 13, 1997                     By: /s/ THOMAS M. PIERNO
                                            -------------------------------
                                            Thomas M. Pierno
                                            Executive Vice President, Chief
                                            Financial Officer