Form 10-Q
period 1997-06-29
WORLD COLOR PRESS INC /DE/
filed 1997-08-13
CIK 780117

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended June 29, 1997     Commission file number 1-11802

                                 [Graphic]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 8, 1997, 33,756,531 shares of the registrant's common stock, $.01 par value, were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997
INDEX
------------------------------------------------------------------------------

                                                                         Page
                                                                         ----
Part I.  Financial Information

         Condensed Consolidated Balance Sheets as of June 29, 1997
             and December 29, 1996.......................................    3
         Condensed Consolidated Statements of Operations for the Six
             Months Ended June 29, 1997 and June 30, 1996................    4
         Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 29, 1997 and June 30, 1996................    5
         Notes to Condensed Consolidated Financial Statements............  6-7
         Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................  8-10

Part II. Other Information............................................... 11-12

WORLD COLOR PRESS, INC.

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 29, 1997 AND DECEMBER 29, 1996
(Dollars in thousands)
------------------------------------------------------------------------------

                                                             JUNE 29,               DECEMBER 29,
                                                               1997                     1996
                                                           -----------              ------------
                                                           (Unaudited)                 (Note)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...............                 $   22,383              $   33,182
  Accounts receivable--net................                    325,543                 311,478
  Inventories.............................                    158,036                 140,160
  Deferred income taxes...................                     26,560                  32,944
  Other...................................                     30,298                  24,843
                                                           ----------               ---------
         Total current assets.............                    562,820                 542,607
                                                           ----------               ---------
                                                           ----------               ---------
  Property, plant and equipment, at cost..                  1,458,724               1,346,496
  Accumulated depreciation and
   amortization...........................                   (585,469)               (528,339)
                                                           ----------               ----------
     Property, plant and equipment--net...                    873,255                 818,157
  Goodwill--net...........................                    519,030                 423,880
  Other...................................                     49,100                  37,788
                                                           ----------               ----------
TOTAL ASSETS..............................                 $2,004,205               $1,822,432
                                                           ----------               ----------
                                                           ----------               ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....                 $280,390               $  306,867
  Current maturities of long-term debt......                   43,629                    8,672
                                                           ----------               ----------
         Total current liabilities..........                  324,019                  315,539
                                                           ----------               ----------
  Long-term debt............................                1,049,053                  889,195
  Deferred income taxes.....................                   88,658                   91,555
  Other long-term liabilities...............                  114,060                  111,211
                                                           ----------               ----------
         Total liabilities..................                1,575,790                1,407,500
                                                           ----------               ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--shares
    authorized, 100,000,000 at June 29, 1997
    and December 29, 1996; shares
    outstanding, 33,744,531 at June 29, 1997
    and December 29, 1996...................                      337                      337
  Additional paid-in capital................                  583,721                  583,721
  Accumulated deficit.......................                 (155,643)                (169,126)
                                                           ----------               ----------
         Total stockholders' equity.........                  428,415                  414,932
                                                           ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..               $2,004,205               $1,822,432
                                                           ----------               ----------
                                                           ----------               ----------

Note: Derived from audited financial statements.

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------

                                                                  THREE MONTHS                 SIX MONTHS
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------

Net sales................................................  $    425,647  $    342,266  $    883,998  $    671,377

Cost of sales............................................       349,595       284,324       732,631       561,149
                                                           ------------  ------------  ------------  ------------
Gross profit.............................................        76,052        57,942       151,367       110,228

Selling, general and administrative expenses.............        44,260        35,624        87,852        67,928
                                                           ------------  ------------  ------------  ------------
Operating income.........................................        31,792        22,318        63,515        42,300

Interest expense.........................................        20,447        12,224        40,268        22,308
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................        11,345        10,094        23,247        19,992

Income tax provision.....................................         4,765         4,038         9,764         7,997
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $      6,580  $      6,056  $     13,483  $     11,995
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income per common and common equivalent share........  $       0.19  $       0.17  $       0.39  $       0.34

Weighted average common and common equivalent shares
  outstanding............................................    34,557,378    35,084,876    34,516,134    34,964,688

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1996
(In thousands)
------------------------------------------------------------------------------

                                                                                                  SIX MONTHS
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

OPERATING ACTIVITIES:
  Net income..............................................................................  $   13,483  $   11,995
  Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
    Depreciation and amortization.........................................................      66,372      43,915
    Deferred income tax provision.........................................................       3,487       3,494
    Changes in operating assets and liabilities:
       Accounts receivable--net...........................................................      20,449      19,466
       Inventories........................................................................     (10,819)     15,603
       Accounts payable and accrued expenses..............................................     (48,230)    (16,633)
       Other assets and liabilities--net..................................................     (39,736)    (27,041)
                                                                                            ----------  ----------
      Net cash flows provided by operating activities.....................................       5,006      50,799
                                                                                            ----------  ----------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment--net.........................................     (55,645)    (28,844)
  Acquisitions of businesses, net of cash acquired........................................    (154,975)   (153,498)
                                                                                            ----------  ----------
      Net cash used in investing activities...............................................    (210,620)   (182,342)
                                                                                            ----------  ----------
FINANCING ACTIVITIES:
  Net borrowings on debt..................................................................     194,815     126,176
  Proceeds from issuance of common stock..................................................          --       8,940
                                                                                            ----------  ----------
      Net cash provided by financing activities...........................................     194,815     135,116
                                                                                            ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................     (10,799)      3,573

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................      33,182       8,902
                                                                                            ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................  $   22,383  $   12,475
                                                                                            ----------  ----------

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
------------------------------------------------------------------------------

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

   During the six-month period ended June 29, 1997, the Company acquired a business whose contribution was not significant to the Company's results of operations for the periods presented, nor is it expected to have a material effect on the Company's results on a continuing basis.

   Certain reclassifications have been made to prior period amounts to conform with the current presentation.

2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued
   Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. If SFAS No. 128 had been implemented for the three and six months ended June 29, 1997 and June 30, 1996, pro forma basic and diluted net income per share amounts, as defined in the statement, would not have been materially different from net income per common and common equivalent share shown in the accompanying condensed consolidated statements of operations.

3. INVENTORIES

   Inventories are summarized as follows:

                                                    JUNE 29,    DECEMBER 29,
                                                      1997          1996
                                                   ----------  ---------------

   Work-in-process...............................  $   81,405    $    73,747
   Raw materials.................................      76,631         66,413
                                                   ----------  ---------------
         Total...................................  $  158,036    $   140,160
                                                   ----------  ---------------

WORLD COLOR PRESS, INC.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

4.   AMENDMENT TO CREDIT FACILITY

     In June 1997, the Company's Second Amended and Restated Credit Agreement dated as of June 6, 1996, (as amended, the "Credit Agreement") was amended in conjunction with the securitization transaction described in
     Note 5. The effect of this amendment was to provide for an additional $100,000 in commitments upon the liquidation of indebtedness from the proceeds of the securitization transaction, after which the aggregate total commitments of the Credit Agreement were $920,000. These commitments were comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. All other significant financial provisions of the Credit Agreement remained substantially unchanged.


5.   SUBSEQUENT EVENT

     In conjunction with the amended Credit Agreement described in Note 4, on June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. These transactions will be reflected as a reduction of accounts receivable.

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


Results of Operations

Three Months Ended June 29, 1997 versus Three Months Ended June 30, 1996

Net sales increased $83,381 or 24%, to $425,647 in 1997 from $342,266 in
1996. The increase was due to the inclusion of the sales from the acquisition of Ringier America and improved base business performance, as well as the contribution from the 1997 Acquisition. Lower paper prices in the quarter versus 1996 partially offset the revenue increases.

Gross profit increased $18,110 or 31% to $76,052 in 1997 from $57,942 in 1996, increasing the gross profit margin to 17.9% from 16.9% in 1996. This improvement is primarily a result of the acquisition of Ringier America and the 1997 Acquisition, including the benefits of certain cost reduction initiatives and other synergies resulting from the combination of the businesses, increased plant utilization and the effect of lower paper prices.

Selling, general and administrative expenses increased $8,636 or 24% to $44,260 in 1997 from $35,624 in 1996. The increase was primarily attributable to the acquisition of Ringier America and the 1997 Acquisition, including the related additional amortization expense for goodwill.

Interest expense increased $8,223 or 67% to $20,447 in 1997 from $12,224 in 1996. The increase was attributable to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


The effective tax rate, primarily composed of the combined federal and state statutory rates, was 42% for the second quarter of 1997 compared to 40% for the comparable period in 1996. The increase was primarily due to the additional non-deductible amortization expense for goodwill resulting from acquisitions.


Six Months Ended June 29, 1997 versus Six Months Ended June 30,1996

Net sales increased $212,621 or 32%, to $883,998 in 1997 from $671,377 in 1996.
The increase was due to the inclusion of the sales from the 1996 Acquisitions and improved base business performance as well as the contribution from the 1997 Acquisition. Lower paper prices in the period versus 1996 partially offset the revenue increases.

Gross profit increased $41,139 or 37% to $151,367 in 1997 from $110,228 in 1996, increasing the gross profit margin to 17.1% from 16.4% in 1996. This improvement is a result of the 1996 and 1997 Acquisitions, including the benefits of certain cost reduction initiatives and other synergies resulting from the combination of the businesses, increased plant utilization and the effect of lower paper prices.

Selling, general and administrative expenses increased $19,924 or 29% to $87,852 in 1997 from $67,928 in 1996. The increase was attributable to the 1996 and 1997 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense increased $17,960 or 81% to $40,268 in 1997 from $22,308 in 1996. The increase was attributable to higher average borrowings incurred to fund acquisitions as well as capital expenditures and working capital requirements.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 42% for the first six months of 1997 compared to 40% for the comparable period in 1996. The increase was primarily due to the additional non-deductible amortization expense for goodwill resulting from acquisitions.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital investment needs with internally generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $83,342 and $59,404 for the six months ended June 29, 1997 and June 30, 1996, respectively. The Company's outstanding indebtedness less cash increased $205,614 from December 29, 1996 to June 29, 1997 due primarily to borrowings incurred to fund acquisitions.
Working capital was $238,801 at June 29, 1997 and $224,245 at June 30, 1996. The increase of $14,556 or 6% was primarily due to the 1997 Acquisition and the paydown of accounts payable. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1997 capital expenditures will be approximately $95,000.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement, dated as of June 6, 1996 (as amended, the "Credit Agreement"). In June 1997, the Credit Agreement was amended in conjunction with the securitization transaction described below. The effect of this amendment was to provide for an additional $100,000 in commitments upon the liquidation of indebtedness from the proceeds of the securitization transaction, after which the aggregate total commitments of the Credit Agreement were $920,000. These commitments were comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. All other significant financial provisions of the Credit Agreement remained substantially unchanged. Upon completion of the securitization transaction the Company had undrawn commitments of approximately $190,000 under its Credit Agreement.

In conjunction with the amended Credit Agreement described above, on June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000 (the "Asset Securitization"). These transactions will be reflected as a reduction of accounts receivable. Fees associated with the Asset Securitization vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's Credit Agreement.

In July 1997, the Company purchased Johnson & Hardin, a leading printer serving the commercial and publication markets for approximately $39,000, including indebtedness.

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

WORLD COLOR PRESS, INC.


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 1997. At that time, the stockholders of the Company voted to elect nine directors to serve for the ensuing year. A total of 29,228,452 and 4,516,079 shares were voted and unvoted, respectively. The following table sets forth certain information with respect to such election.


                                                         Shares Withholding
     Nominee                     Shares Voted For             Authority
     -------                     ----------------        ------------------

     Gerald S. Armstrong            28,975,983                252,469
     Robert G. Burton               28,975,983                252,469
     Mark J. Griffin                28,975,983                252,469
     Michael W. Harris              28,975,983                252,469
     Henry R. Kravis                28,826,633                401,819
     Alexander Navab, Jr.           28,975,883                252,569
     Marc L. Reisch                 28,975,983                252,469
     George R. Roberts              28,826,633                401,819
     Scott M. Stuart                28,975,883                252,569


No other matters were submitted for stockholder vote.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, dated March 27, 1997.

     In addition, the Company has filed herewith the following exhibits:

     10.1     Limited Waiver, Consent and Second Amendment to Second Amended
                and Restated Credit Agreement dated as of June 9, 1997 by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages.

     10.2     Third Amendment to Second Amended and Restated Credit Agreement
                dated as of June 27, 1997 by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as
                Administrative Agent, and the Guarantors listed on the signature pages.

     10.3     Amended and Restated 1995 Senior Management Stock Option Plan
                of World Color Press, Inc.

WORLD COLOR PRESS, INC.

PART II, OTHER INFORMATION
-------------------------------------------------------------------------------

    10.4 Receivables Sale Agreement dated as of June 30, 1997 among World Color Finance, Inc., as the Seller, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party to the agreement, ABN AMRO Bank N.V., as the Enhancer, and the Windmill Funding Corporation.

    10.5 Receivables Purchase Agreement dated as of June 30, 1997 between World Color Press, Inc. and World Color Finance, Inc.

    10.6 Indemnity Agreement dated as of June 30, 1997, made by and between World Color Press, Inc. and ABN AMRO Bank N.V., as agent.

    27.0 Financial Data Schedule for the period ended June 29, 1997 (filed in electronic form only).


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarterly period ended June 29, 1997.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WORLD COLOR PRESS, INC.




Date:  August 13, 1997                 By:  /s/ THOMAS M. PIERNO
                                            ----------------------------------
                                            Thomas M. Pierno
                                            Executive Vice President, Chief
                                            Financial Officer