Form 10-Q
period 1997-09-28
WORLD COLOR PRESS INC /DE/
filed 1997-11-12
CIK 780117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997            COMMISSION FILE NUMBER 1-11802

                                     [LOGO]

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

    At November 7, 1997, 38,356,531 shares of the registrant's common stock, $.01 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WORLD COLOR PRESS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

                                     INDEX

                                                                                                            PAGE
                                                                                                          ---------
PART I. FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets as of September 28, 1997 and December 29, 1996..................          3
  Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 1997
    and September 29, 1996..............................................................................          4
  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 1997 and
    September 29, 1996..................................................................................          5
  Notes to Condensed Consolidated Financial Statements..................................................        6-7
  Management's Discussion and Analysis of Financial Condition and Results of Operations.................       8-10

PART II. OTHER INFORMATION..............................................................................      11-12

                            WORLD COLOR PRESS, INC.

                         PART I. FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 28, 1997 AND DECEMBER 29, 1996

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 28,  DECEMBER 29,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)      (NOTE)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $    24,202    $   33,182
  Accounts receivable-net...........................................................       204,722       311,478
  Inventories.......................................................................       211,728       140,160
  Deferred income taxes.............................................................        22,781        32,944
  Other.............................................................................        39,708        24,843
                                                                                      -------------  ------------
      Total current assets..........................................................       503,141       542,607
                                                                                      -------------  ------------
  Property, plant and equipment, at cost............................................     1,495,203     1,346,496
  Accumulated depreciation and amortization.........................................      (615,752)     (528,339)
                                                                                      -------------  ------------
    Property, plant and equipment-net...............................................       879,451       818,157
  Goodwill-net......................................................................       530,684       423,880
  Other.............................................................................        53,656        37,788
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $ 1,966,932    $1,822,432
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................   $   305,892    $  306,867
  Current maturities of long-term debt..............................................        16,838         8,672
                                                                                      -------------  ------------
      Total current liabilities.....................................................       322,730       315,539
                                                                                      -------------  ------------
  Long-term debt....................................................................       984,992       889,195
  Deferred income taxes.............................................................        90,794        91,555
  Other long-term liabilities.......................................................       117,045       111,211
                                                                                      -------------  ------------
      Total liabilities.............................................................     1,515,561     1,407,500
                                                                                      -------------  ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-shares authorized, 100,000,000 at September 28, 1997 and December 29, 1996; shares outstanding, 33,756,531 at September 28, 1997 and
    33,744,531 at December 29, 1996.................................................           338           337
  Additional paid-in capital........................................................       583,803       583,721
  Accumulated deficit...............................................................      (132,770)     (169,126)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................       451,371       414,932
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $ 1,966,932    $1,822,432
                                                                                      -------------  ------------
                                                                                      -------------  ------------

Note: Derived from audited financial statements.

           See notes to condensed consolidated financial statements.

                            WORLD COLOR PRESS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     THREE AND NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS                NINE MONTHS
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Net sales................................................  $    557,268  $    487,804  $  1,441,266  $  1,159,181
Cost of sales............................................       446,567       391,398     1,179,198       952,547
                                                           ------------  ------------  ------------  ------------
Gross profit.............................................       110,701        96,406       262,068       206,634
Selling, general and administrative expenses.............        50,435        45,249       138,287       113,177
                                                           ------------  ------------  ------------  ------------
Operating income.........................................        60,266        51,157       123,781        93,457
Interest expense and securitization fees.................        20,831        18,025        61,099        40,333
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................        39,435        33,132        62,682        53,124
Income tax provision.....................................        16,562        13,915        26,326        21,912
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $     22,873  $     19,217  $     36,356  $     31,212
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income per common and common equivalent share........  $       0.66  $       0.55  $       1.05  $       0.89
Weighted average common and common equivalent shares
  outstanding............................................    34,745,304    35,059,968    34,596,401    34,998,285

           See notes to condensed consolidated financial statements.

                            WORLD COLOR PRESS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

                                 (IN THOUSANDS)

                                                                                                NINE MONTHS
                                                                                          ------------------------
                                                                                             1997         1996
                                                                                          -----------  -----------
OPERATING ACTIVITIES:
  Net income............................................................................  $    36,356  $    31,212
  Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
    Depreciation and amortization.......................................................      100,498       75,203
    Deferred income tax provision.......................................................        9,402        8,464
    Changes in operating assets and liabilities:
      Proceeds from sale of accounts receivable.........................................      170,000      --
      Other changes in accounts receivable--net.........................................      (21,787)     (32,368)
      Inventories.......................................................................      (60,237)     (11,472)
      Accounts payable and accrued expenses.............................................      (32,930)      33,712
      Other assets and liabilities-net..................................................      (49,545)     (39,434)
                                                                                          -----------  -----------
        Net cash provided by operating activities.......................................      151,757       65,317
                                                                                          -----------  -----------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment--net.......................................      (72,247)     (41,375)
  Acquisitions of businesses, net of cash acquired......................................     (172,539)    (163,148)
                                                                                          -----------  -----------
        Net cash used in investing activities...........................................     (244,786)    (204,523)
                                                                                          -----------  -----------

FINANCING ACTIVITIES:
  Net borrowings on debt................................................................       83,966      137,539
  Proceeds from issuance of common stock................................................           83        8,905
                                                                                          -----------  -----------
        Net cash provided by financing activities.......................................       84,049      146,444
                                                                                          -----------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................       (8,980)       7,238

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................       33,182        8,902
                                                                                          -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $    24,202  $    16,140
                                                                                          -----------  -----------
                                                                                          -----------  -----------

           See notes to condensed consolidated financial statements.

                            WORLD COLOR PRESS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

    During the nine-month period ended September 28, 1997, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

    Certain reclassifications have been made to prior period amounts to conform with the current presentation.

2. IMPLEMENTATION OF NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share. The statement is effective for periods ending after December 15, 1997. Accordingly, the Company will adopt SFAS No. 128 in the fourth quarter of 1997. If SFAS No. 128 had been implemented for the three and nine months ended September 28, 1997 and September 29, 1996, pro forma basic and diluted net income per share amounts, as defined in the statement, would not have been materially different from net income per common and common equivalent share shown in the accompanying condensed consolidated statements of operations.

3. INVENTORIES

    Inventories are summarized as follows:

                                                                  SEPTEMBER 28,  DECEMBER 29,
                                                                      1997           1996
                                                                  -------------  ------------
Work-in-process.................................................   $   128,211    $   73,747
Raw materials...................................................        83,517        66,413
                                                                  -------------  ------------
      Total.....................................................   $   211,728    $  140,160
                                                                  -------------  ------------
                                                                  -------------  ------------

                            WORLD COLOR PRESS, INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

5. ASSET SECURITIZATION

    In conjunction with the amended Credit Agreement described in Note 4, on June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. At September 28, 1997, $170,000 of accounts receivable had been sold and reflected as a reduction of accounts receivable. Fees arising from the securitization transaction of $2,236 are included in interest expense and securitization fees in the statement of operations for the three and nine months ended September 28, 1997. These fees vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's Credit Agreement. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

6. SUBSEQUENT EVENTS

    In October 1997, the Company issued 4,600,000 shares of its common stock, receiving net proceeds of approximately $128,000 (the "Stock Offering"). Concurrent with the Stock Offering, the Company issued $151,800 aggregate principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"), receiving net proceeds of approximately $148,000. Interest on the Convertible Notes is payable semiannually at the annual rate of 6%. The Convertible Notes have no required principal payments prior to maturity on October 1, 2007. The Convertible Notes in the aggregate are convertible into 3,660,477 shares of the Company's common stock at $41.47 per share, subject to adjustment upon the occurrence of certain events. The net proceeds from the Stock Offering and Convertible Notes offering were utilized to repay certain indebtedness incurred under the Credit Agreement (as defined in Note 4). Concurrent with the repayment of indebtedness, the Company amended the Credit Agreement, the effect of which was to maintain aggregate total commitments under the Credit Agreement of $920,000. All other significant financial provisions of the Credit Agreement remained substantially unchanged.

                            WORLD COLOR PRESS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

GENERAL

    In January 1997, the Company purchased Rand McNally Book Services Group ("Book Services"), an operating unit of Rand McNally, for approximately $155,000. Book Services is the third largest producer of hardcover books in the United States and provides manufacturing and other value-added services to book club, trade, professional, educational, reference and mail-order publishers. In addition, the Company acquired another business in 1997 whose contribution was not significant to the Company's results of operations for the periods presented, nor is it expected to have a material effect on the Company's results on a continuing basis. These acquisitions will hereinafter be referred to as the "1997 Acquisitions."

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 29,
  1996

    Net sales increased $69,464 or 14.2% to $557,268 in 1997 from $487,804 in
1996. The increase was due to the inclusion of the sales from the 1997 Acquisitions and improved base business performance.

    Gross profit increased $14,295 or 14.8% to $110,701 in 1997 from $96,406 in 1996, increasing the gross profit margin to 19.9% from 19.8% in 1996. This improvement is due primarily to the benefits of certain cost reduction initiatives and other synergies resulting from the integration of acquisitions.

    Selling, general and administrative expenses increased $5,186 or 11.5% to $50,435 in 1997 from $45,249 in 1996. The increase was primarily attributable to the 1997 Acquisitions, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost savings initiatives.

    Interest expense and securitization fees increased $2,806 or 15.6% to $20,831 in 1997 from $18,025 in 1996. The increase is due to higher average borrowings incurred to fund the 1997 Acquisitions, capital expenditures and working capital requirements, offset slightly by a lower average cost of funds. The third quarter 1997 amount includes $2,236 of fees resulting from the securitization transaction described below (the "Asset Securitization").

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 42% for the third quarter of 1997 and 1996.

                            WORLD COLOR PRESS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NINE MONTHS ENDED SEPTEMBER 28, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 29, 1996

    Net sales increased $282,085 or 24.3%, to $1,441,266 in 1997 from $1,159,181 in 1996. The increase was primarily due to the inclusion of the sales from the 1996 and 1997 Acquisitions and improved base business performance. Lower paper prices in the period versus 1996 partially offset the revenue increases.

    Gross profit increased $55,434 or 26.8% to $262,068 in 1997 from $206,634 in 1996, improving the gross profit margin to 18.2% from 17.8% in 1996. This improvement is a result of the 1996 and 1997 Acquisitions, including the benefits of certain cost reduction initiatives and other synergies resulting from the combination of the businesses and the effect of lower paper prices.

    Selling, general and administrative expenses increased $25,110 or 22.2% to $138,287 in 1997 from $113,177 in 1996. The increase was attributable to the 1996 and 1997 Acquisitions, including the related additional amortization expense for goodwill, offset by benefits derived from cost savings initiatives.

    Interest expense and securitization fees increased $20,766 or 51.5% to $61,099 in 1997 from $40,333 in 1996. The increase was attributable to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements. The 1997 amount includes $2,236 of fees incurred under the Asset Securitization.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 42% for the first nine months of 1997 compared to approximately 41% for the comparable period in 1996. The increase was primarily due to the additional non-deductible amortization expense for goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its liquidity and capital investment needs with internally-generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $146,256 and $114,879 for the nine months ended September 28, 1997 and September 29, 1996, respectively. The Company's outstanding indebtedness less cash, before the effect of the Asset Securitization, increased $282,943 from December 29, 1996 to September 28, 1997 due primarily to borrowings incurred to fund acquisitions. Working capital, before the effect of the Asset Securitization, was $350,411 at September 28, 1997 and $257,897 at September 29, 1996. The increase of $92,514 or 35.9% was primarily due to the increase in work-in-process inventories, the effect of the 1997 Acquisitions and the paydown of accounts payable. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1997 capital expenditures will be approximately $90,000.

    The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement, dated as of June 6, 1996 (as amended, the "Credit Agreement"). In June 1997, the Credit Agreement was amended in conjunction with the Asset Securitization. The effect of this amendment was to provide for an additional $100,000 in commitments upon the liquidation of indebtedness from the proceeds of the Asset Securitization, after which the aggregate total commitments of the Credit Agreement were $920,000.

                            WORLD COLOR PRESS, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    In conjunction with the amended Credit Agreement described above, on June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. At September 28, 1997, $170,000 of accounts receivable had been sold and reflected as a reduction of accounts receivable. Fees associated with the Asset Securitization vary based on commercial paper rates plus a margin, providing a lower effective rate than that available under the Company's Credit Agreement. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

    In October 1997, the Company issued 4,600,000 shares of its common stock, receiving net proceeds of approximately $128,000 (the "Stock Offering"). Concurrent with the Stock Offering, the Company issued $151,800 aggregate principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"), receiving net proceeds of approximately $148,000. Interest on the Convertible Notes is payable semiannually at the annual rate of 6%. The Convertible Notes have no required principal payments prior to maturity on October 1, 2007. The Convertible Notes in the aggregate are convertible into 3,660,477 shares of the Company's common stock at $41.47 per share, subject to adjustment upon the occurrence of certain events. The net proceeds from the Stock Offering and Convertible Notes offering were used to repay certain indebtedness incurred under the Credit Agreement. Concurrent with the repayment of indebtedness, the Company amended the Credit Agreement, the effect of which was to maintain aggregate total commitments under the Credit Agreement of $920,000. These commitments are comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. All other significant financial provisions of the Credit Agreement remained substantially unchanged. After this amendment, the Company had undrawn commitments of approximately $390,000 under its Credit Agreement.

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

       In addition, the Company has filed herewith the following exhibits:

    4.1 Indenture between World Color Press, Inc. and State Street Bank and Trust Company, as trustee, relating to World Color Press, Inc.'s 6% Convertible Senior Subordinated Notes due 2007 (the "Convertible Notes"), including the specimen of the Convertible Notes.

    10.1 The World Color Press, Inc. Second Amended and Restated Supplemental Retirement Plan dated June 14, 1995, as amended July 15, 1997.

    10.2 Stock Option Agreement dated as of June 12, 1997.

    10.3 Stock Option Agreement dated as of June 12, 1997.

    10.4 Limited Waiver, Consent and Fourth Amendment to Second Amended and Restated Credit Agreement dated as of September 29, 1997 by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages.

    27.0 Financial Data Schedule for the period ended September 28, 1997 (filed in electronic form only).

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarterly period ended September 28, 1997.

                            WORLD COLOR PRESS, INC.

                           PART II. OTHER INFORMATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WORLD COLOR PRESS, INC.

                                By:             /s/ THOMAS M. PIERNO
                                     -----------------------------------------
                                                  Thomas M. Pierno
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
Date: November 12, 1997                               OFFICER