Form 10-K405
period 1997-12-28
WORLD COLOR PRESS INC /DE/
filed 1998-03-27
CIK 780117

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

For the fiscal year ended December 28, 1997       Commission file number 1-11802

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
Common Stock, $.01 par value per share                  New York Stock Exchange, Inc.
9-1/8% Senior Subordinated Notes due 2003               New York Stock Exchange, Inc.
6% Convertible Senior Subordinated Notes due 2007       New York Stock Exchange, Inc.

                                 --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      The only class of voting securities of World Color Press, Inc. is its common stock, par value $.01 per share (the "Common Stock"). On March 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,234.5 million.

                                 --------------

      The number of shares of the Common Stock outstanding as of March 13, 1998:
38,354,853

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statement on Form S-1 (No. 33-99676) and registrant's registration statement on Form S-8 (No. 333-47743) under the Securities Act of 1933, as amended, are incorporated by reference into Part IV of this Form 10-K. Portions of the registrant's 1997 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the registrant's definitive Proxy Statement dated March 27, 1998 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                                                            Page
                                                                            ----

PART I

ITEM 1.  Business .......................................................    1
ITEM 2.  Properties .....................................................    5
ITEM 3.  Legal Proceedings ..............................................    6
ITEM 4.  Submission of Matters to a Vote of Security Holders ............    6

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ........................................................    7
ITEM 6.  Selected Financial Data ........................................    7
ITEM 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ......................................    7
ITEM 8.  Financial Statements and Supplementary Data ....................    7
ITEM 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure .......................................    7

PART III

ITEM 10. Directors and Executive Officers of the Registrant .............    8
ITEM 11. Executive Compensation .........................................    8
ITEM 12. Security Ownership of Certain Beneficial Owners and Management .    8
ITEM 13. Certain Relationships and Related Transactions .................    8

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K .......................................................    9

SIGNATURES ..............................................................   15

                                     PART I

ITEM 1. BUSINESS.

GENERAL

World Color Press, Inc. (together with its subsidiaries, "World Color" or the "Company") is an industry leader in the management and distribution of print and digital information. The Company is the third largest diversified commercial printer in the United States, providing digital prepress, press, multi-media, binding and distribution services to customers in the magazine, catalog, commercial, book, direct mail and directory market sectors. Founded in 1903, the Company currently operates a national network of 47 production and distribution facilities and an extensive network of sales offices nationwide. Through selective acquisitions and internal expansion, World Color has strategically positioned itself as a full-service provider of multiple high technology solutions for its customers' imaging, print and distribution needs.

The Company operates in one business segment -- printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                                    1997        1996      1995

      Magazines                      30%         29%       31%
      Catalogs                       24          27        23
      Commercial                     23          27        30
      Books                          11           2         -
      Direct Mail                     7           9         9
      Directories                     5           6         7
                                    ---         ---       ---
                         TOTAL:     100%        100%      100%
                                    ===         ===       ===

The Company completed two acquisitions in 1997: Rand McNally Book & Media Services Company (January), a hardcover book printer servicing the consumer, education and reference markets and The Johnson & Hardin Co. (July), which is a short-to-medium run printer servicing the magazine and commercial sectors. The above table includes the revenues recognized by World Color from these operations from their respective acquisition dates in 1997.

Substantially all sales are made to customers through employees of the Company based upon customer specification. A significant amount of the Company's sales are made pursuant to term contracts with its customers, with the remainder being made on an order-by-order basis. As a result, the Company has a significant backlog of orders. No customer accounted for more than 10% of the Company's net sales in 1997. In the opinion of management, the loss, at substantially the same time, of all of the business provided by any one of its largest customers could have an adverse effect upon the Company.

MARKET SECTORS

MAGAZINES. The Company believes that it is the second largest printer of consumer magazines in the United States. The Company's principal competitors in this sector consist of three diversified printing companies. World Color's publication customer base includes some of the largest and most established consumer magazine publishers in a diverse range of market categories. Established publications are the most likely to have a continuing and improving presence. Additionally, the popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which the Company believes provides it with a significant advantage over competitors whose customers may be more susceptible to such downturns.

A majority of the Company's magazine printing is performed under contracts with remaining terms of between one and ten years, the largest of which are with customers whose relationships with the Company average more than 20 years. The Company has extended a majority of such contracts beyond their initial expiration dates and intends to continue this practice when economically practicable.

CATALOGS. The Company is a leading printer for the U.S. catalog market. The Company's key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business. In addition, the Company's business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries.

COMMERCIAL. The Company is a premier printer of high quality specialty products such as annual reports (including its own) and automobile and travel brochures. World Color is also a leading printer of product brochures, bill stuffers, informational marketing materials and other advertising supplements. The Company has focused on building lasting customer relationships through investments in equipment, focused customer service and the maintenance of the flexibility required to accommodate specific and changing customer needs. The Company believes its reputation for and dedication to innovation and leadership in specialized services will allow it to enjoy continued loyalty from its customers.

The Company also prints free-standing inserts and retail inserts for established national retailers. With a broad range of specialized equipment and focused attention to customer service, the Company provides its commercial customers with format flexibility, high speed production and the ability to print high quality commercial products from start to finish at one full-service source.

BOOKS. Through its acquisition of Ringier America in June 1996, World Color believes it has become the largest printer of mass-market, racksize books in the world. In January 1997, the Company acquired the Book Services Group of Rand McNally, which prints hardcover books for the consumer, education and reference markets, and services many of the largest U.S. publishers.

DIRECT MAIL. Direct mail marketing services are an important and rapidly growing component of many businesses' marketing programs and overall U.S. advertising expenditures. The Company prints direct mail materials such as booklets, inserts, bill stuffers and other advertisements. In addition, the Company provides direct marketers with direct imaging, personalization and other lettershop services.

DIRECTORIES. The Company has printed directories since 1981 predominately through its relationship with Pacific Bell. The Company prints four-color white-page and yellow-page directories for Pacific Bell pursuant to a contract which extends through the year 2000 and which can be extended by Pacific Bell for up to an additional five years. The Company prints a total of over 100 different regional directory titles for Pacific Bell and certain other customers.

CURRENT SERVICES.

PREPRESS SERVICES. The Company provides a complete spectrum of film and digital preparation services, from traditional paste-up and color separations to state-of-the-art, all-digital prepress, as well as digital imaging and digital archiving. The Company's eleven specialized digital and prepress facilities, which are all strategically located close to the Company's customers, provide high quality, 24-hour preparatory services linked directly to the Company's various printing facilities. In addition, the Company's computer systems enable customers and World Color to exchange images and textual material electronically directly between the Company's printing and prepress facilities and the customers' business locations. The Company's integrated prepress operations provide it with comparative advantages over traditional prepress shops that are not able to provide the same level of services. The Company's digital group also provides multi-media services such as the transformation of customers' existing printed and digital material into interactive media such as user-friendly information kiosk systems, Internet web sites, corporate intranets, CD-ROM's and computer laptop sales presentations. The Company's digital services group has provided a natural opportunity for the Company's cross-selling efforts by offering its integrated prepress and multi-media services to the Company's print customers who may have historically used third-party suppliers for their prepress and multi-media needs.

PRESS AND BINDING SERVICES. The Company believes that it provides its customers with access to state-of-the-art technology in all phases of the printing and binding process, including, among others, wide-web presses, computerized quality information systems, computer-to-plate and digital processing systems, high speed binding and personalization capabilities and robotic material handling. Wide-web press technology, a large expenditure for which only a small number of well-capitalized printers are able to justify, generates a significant cost savings on longer press runs. The computerized quality information systems provide the Company and its customers with instant analysis of the quality of the printing, thereby enabling the Company to improve its performance and plan preventative maintenance of its equipment more effectively. The computer-to-plate and digital processing technologies eliminate the use of film which significantly reduces costs and production time and enables World Color's customers to extend their production deadlines. The Company's personalization capabilities allow customers to include different content, whether advertising or editorial or both, within different copies of their product depending upon the geographic, demographic and subscriber specifications of their readers.

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

DISTRIBUTION AND LOGISTICS. The Company believes that its sophisticated mailing and distribution capabilities are among the best in the industry. World Color maintains a network of strategic regional locations from which it provides its customers important local access to the Company's nationwide services. Nearly all of the Company's printing facilities dedicated to servicing its magazine, catalog and direct mail customers are strategically located in the mid-region of the country. The Company believes that the size of these printing plants and their central location and close proximity to each other provide the Company with a significant advantage in distribution capabilities, enabling it to distribute a greater volume of product than its competitors to a wider target market at a lower cost. The Company also operates facilities on the west and east coasts which serve more regionalized needs. The Company uses computerized cost studies to examine the benefits of pooled and palletized mailings for each customer to develop an efficient and cost effective distribution plan designed to ensure that the customer's product reaches consumers at narrowly specified delivery times.

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

RAW MATERIALS

The primary raw materials required in a printing operation are ink and paper. The Company supplies all of the ink and a substantial amount of the paper used in the printing process. The Company provides warehouse space for both World Color and customer supplied paper. The price of paper, the primary raw material used by the Company, is volatile over time and may cause significant swings in net sales and cost of sales. The Company generally is able to pass on increases in the cost of paper to its customers, while declines in paper costs result in lower prices to its customers. Since the beginning of 1997, the paper market firmed in pricing and availability for certain grades. During the first quarter of 1998, the price for most grades of paper increased modestly. Although the Company anticipates that the price of certain grades of paper may continue to increase during the balance of 1998, the Company believes it has adequate allocations with its paper suppliers to meet its customers' needs. The Company's contracts with its customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services. World Color's materials management program capitalizes on the Company's purchasing power in order to minimize materials costs while optimizing inventory management. In addition, the Company's strong commercial relationships with a relatively small number of suppliers allow the Company to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets the Company's specifications. The Company is not dependent upon any one source for its paper or ink. Given the volume of the Company's purchases, the Company is generally able to obtain quality paper, ink and other materials at competitive prices. The Company believes that an adequate supply of ink is available.

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

The Company has internal controls and personnel dedicated to compliance with all applicable environmental laws. The Company estimates that capital expenditures in 1998 and 1999 required to comply with federal, state and local provisions for environmental controls, as well as expenditures for the Company's share of costs for environmental clean-up, if any, will not be material and will not have a material adverse effect on the Company. The Company expects to incur ongoing capital and operating costs to maintain compliance with applicable environmental laws, which costs the Company does not expect to be, in the aggregate, material.

RESEARCH AND DEVELOPMENT

Suppliers of equipment and materials used by companies such as World Color perform most of the research and development related to the printing industry. Accordingly, the Company has not spent a material amount of resources for such purposes. World Color does, however, dedicate significant resources to improving its operating efficiencies and the services it provides to its customers. In an effort to realize increased efficiencies in its printing processes, the Company has made significant investments in state-of-the-art equipment, including new press and binding technology, digital photography, computer-to-plate and digital processing technology and real-time product quality monitoring systems.

EMPLOYEES

As of March 1, 1998, the Company had approximately 15,000 employees, of which approximately 2,779 or 18.5% were represented by unions. As of March 1, 1998, approximately 10% of such union employees were covered under several different labor contracts which expire in September and October 1998, with the balance covered by labor contracts that expire during 1999, 2000 and 2002. The Company believes it has satisfactory employee and labor relations.

ITEM 2. PROPERTIES.

The Company's corporate office is currently located in leased facilities in Greenwich, Connecticut. Production facilities are located throughout the United States, as set forth below. The Company believes its facilities provide adequate productive capacity for its needs. Summary information regarding the Company's facilities is set forth below:


Use and Location                                   Owned/Leased   Square Footage
----------------                                   ------------   --------------
Corporate Headquarters:
Greenwich, Connecticut.........................          Leased           31,000
Printing Plants:
Atlanta, Georgia...............................           Owned          129,000
Augusta, Georgia...............................           Owned          650,000
Aurora, Illinois...............................           Owned          227,000
Brookfield, Wisconsin..........................           Owned          309,000
Corinth, Mississippi...........................           Owned          623,000
Covington, Tennessee...........................           Owned          565,000
Dresden, Tennessee.............................           Owned          618,300
Dyersburg, Tennessee...........................           Owned          865,000
Elk Grove Village, Illinois....................           Owned          175,000
Elk Grove Village, Illinois....................          Leased           93,000
Effingham, Illinois............................           Owned          640,000
Gainesville, Georgia...........................          Leased          130,000
Jonesboro, Arkansas............................           Owned          425,000
Lebanon, Ohio..................................           Owned          280,000
Los Angeles, California........................          Leased          299,000
Merced, California.............................           Owned          500,000
Metairie,Louisiana ............................           Owned          106,000
North Haven, Connecticut.......................           Owned          440,000
Oakwood,Georgia ...............................           Owned          250,000
Oberlin, Ohio..................................           Owned          110,000
Oklahoma City, Oklahoma........................           Owned          210,000
Omaha, Nebraska................................          Leased           42,000
Orlando, Florida...............................          Leased          191,000
Red Bank, Ohio.................................           Owned          168,000
Salem, Illinois................................           Owned          680,000
South Windsor, Connecticut.....................           Owned           42,000
Stillwater, Oklahoma...........................           Owned          335,000
Taunton, Massachusetts.........................           Owned          352,000
Versailles, Kentucky...........................           Owned        1,090,000
Winchester, Virginia...........................           Owned           96,000

Digital Services/Prepress:
Charlotte, North Carolina......................          Leased           28,000
Des Plaines, Illinois..........................           Owned           26,000
Lake Mary, Florida.............................          Leased           11,000
Lexington, Kentucky............................          Leased           20,000
Los Angeles, California........................          Leased           21,000
New York, New York.............................          Leased           10,000
Orlando, Florida...............................          Leased           27,000
St. Charles, Missouri..........................          Leased           20,000
Tampa, Florida.................................          Leased           14,300
Warren, Michigan...............................          Leased           11,000
Washington, D.C................................           Owned           65,000
Distribution:
Altamont, Illinois.............................          Leased           27,000
Bensenville, Illinois (Distribution/Bindery)...           Owned          307,000
Flora, Illinois................................           Owned          119,000
Lexington, Kentucky............................          Leased          175,000
Lexington, Kentucky............................          Leased          108,000
Trenton, Tennessee.............................          Leased           96,000
Warehouse:
Corinth, Mississippi...........................          Leased           25,600
Dresden, Tennessee.............................          Leased           34,900
Elk Grove Village, Illinois....................          Leased          102,000
Versailles, Kentucky...........................          Leased           46,000

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

There were no material pending legal proceedings that were terminated in the fourth quarter of the fiscal year ended December 28, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE RANGE OF COMMON STOCK

World Color's Common Stock is listed on the New York Stock Exchange under the symbol: "WRC". At March 13, 1998 there were 128 record holders of the Common Stock. The following table sets forth the range of the high and low sales prices of the Common Stock as quoted on the New York Stock Exchange for 1996 and 1997. The first quarter 1996 information reflects market prices from January 25, 1996 (the date of the Company's initial public offering) to March 31, 1996. Prior to January 25, 1996, there was no established public trading market for the Company's Common Stock. The Company paid no dividends during 1996 or 1997.

      1996                     High           Low        Close

      First Quarter            21 1/2         18 1/4    19
      Second Quarter           25 1/2         18        25 3/8
      Third Quarter            25 1/8         20 1/2    22
      Fourth Quarter           24 1/8         17 3/4    19 1/8

      1997                     High           Low        Close

      First Quarter            22 5/8         18 1/8    20 1/4
      Second Quarter           26 1/4         19 5/8    24 1/8
      Third Quarter            32 7/16        23 1/4    29 9/16
      Fourth Quarter           30 1/4         22 11/16  25 15/16

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

ITEM 6. SELECTED FINANCIAL DATA.

See "Selected Financial Data" on page 18 of the Company's Annual Report to Stockholders, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See "Management's Discussion and Analysis" on pages 19 - 21 of the Company's Annual Report to Stockholders, which information is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements described in Item 14(a) hereof are incorporated herein. The supplementary quarterly data set forth in Note 16 on page 36 of the Company's Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See "Election of Directors" on pages 2 - 4; "Executive Officers" on pages 9 - 10 and "Other Matters" on page 22 of the Company's definitive Proxy Statement dated March 27, 1998, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

See "Board of Directors -- Director Compensation" on page 5; "Executive Compensation -- Summary Compensation Table", "-- Option Grants in 1997", "-- Aggregate Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values", "-- Compensation Under Retirement Plans" and "-- Agreements With Named Executive Officers" on pages 11 - 13 and "-- Compensation Committee Interlocks and Insider Participation" on page 16 of the Company's definitive Proxy Statement dated March 27, 1998, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See "Stock Ownership of Certain Beneficial Owners and Management" on pages 7 - 8 of the Company's definitive Proxy Statement dated March 27, 1998, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See "Certain Relationships and Related Transactions" on page 6 of the Company's definitive Proxy Statement dated March 27, 1998, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

            (i)   Financial Statements

                  The Company's Consolidated Financial Statements, as included in Part II, Item 8, are as follows:

                                                                 Page in 1997
                                                               Annual Report to
                                                                 Stockholders
                                                                 ------------

     Independent Auditors' Report                                     22
     Consolidated Balance Sheets as of December 28, 1997 and
       December 29, 1996                                              23
     Consolidated Statements of Operations for the Years ended
       December 28, 1997, December 29, 1996 and December 31, 1995     24
     Consolidated Statements of Stockholders' Equity for the
       Years ended December 28, 1997, December 29, 1996 and
       December 31, 1995                                              25
     Consolidated Statements of Cash Flows for the Years ended
       December 28, 1997, December 29, 1996 and December 31, 1995     26
     Notes to Consolidated Financial Statements                    27 - 36

            (ii)  Financial Statement Schedule:

                  Independent Auditors' Report, as set forth on page 13 of this report.

                  Schedule II, Valuation and Qualifying Accounts, as set forth on page 14 of this report.

                  All other schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

            (iii) Exhibits:

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1         Amended and Restated Certificate of Incorporation of World Color
              Press, Inc., incorporated by reference to Exhibit 3.1 to World Color's Registration Statement on Form S-1 (No. 33-99676) under the Securities Act of 1933, as amended (the "World Color Equity S-1").

3.2         Amended and Restated By-Laws of World Color Press, Inc.,
              incorporated by reference to Exhibit 3.2 to World Color's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

4.1         Indenture (the "Indenture") between World Color and First Trust
              National Association, as trustee, relating to World Color's 9-1/8% Senior Subordinated Notes due 2003 (the "Notes"), incorporated by reference to Exhibit 4.1 to World Color's Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

4.2         Specimen of 9-1/8% Senior Subordinated Notes due 2003 (included in the Indenture, incorporated by reference as Exhibit 4.1).

4.3         Indenture (the "Convert Indenture") between World Color Press,
              Inc. and State Street Bank and Trust Company, as trustee, relating to World Color's 6% Convertible Senior Subordinated Notes due 2007 (the "Converts"), incorporated by reference to
              Exhibit 4.1 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

4.4         Specimen of Converts (included in the Convert Indenture,
              incorporated by reference as Exhibit 4.3).

10.1        Second Amended and Restated Credit Agreement, dated as of June 6,
              1996, among World Color Press, Inc. and the lenders and agents party thereto (the "Credit Agreement"), incorporated by reference to Exhibit 10.2 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.2        First Amendment dated as of June 10, 1996 to the Credit Agreement, incorporated by reference to Exhibit 10.3 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.3        Limited Waiver, Consent and Second Amendment to Second Amended and
              Restated Credit Agreement dated as of June 9, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.4        Third Amendment to Second Amended and Restated Credit Agreement
              dated as of June 27, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.5        Limited Waiver, Consent and Fourth Amendment to Second Amended and
              Restated Credit Agreement dated as of September 29, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages thereto, incorporated by reference to Exhibit 10.4 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.6        Receivables Sale Agreement dated as of June 30, 1997 among World
              Color Finance, Inc., as the Seller, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party to the agreement, ABN AMRO Bank N.V., as the Enhancer, and the Windmill Funding Corporation, incorporated by reference to
              Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.7        Receivables Purchase Agreement dated as of June 30, 1997 between
              World Color Press, Inc., and World Color Finance, Inc., incorporated by reference to Exhibit 10.5 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.8        Indemnity Agreement dated as of June 30, 1997, made by and between
              World Color Press, Inc. and ABN AMRO Bank N.V., as agent, incorporated by reference to Exhibit 10.6 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.9        Participation Agreement, dated as of April 30, 1990, among World
              Color, as lessee, General Electric Capital Corporation, as owner participant and The Connecticut National Bank, as owner trustee, as amended, incorporated by reference to Exhibit 10.18 to World Color's Registration Statement on Form S-1 (No. 33-59490) under the Securities Act of 1933, as amended (the "World Color Debt S-1").

10.10       Lease Agreement, dated as of April 30, 1990, between the Connecticut
              National Bank, as Owner Trustee, as lessor and World Color, as lessee, as amended, incorporated by reference to Exhibit 10.19 to the World Color Debt S-1.

10.11       Form of Unitholders Agreement, incorporated by reference to Exhibit
              10.21 to the World Color Debt S-1.

10.12       Form of Optionholders Agreement between World Color and the
              Optionholders (as defined therein), incorporated by reference to
              Exhibit 10.23 to the World Color Debt S-1.

10.13       Second Amended and Restated Stock Option Plan of World Color Press,
              Inc., incorporated by reference to Exhibit 10.9 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.14       Form of World Color Stock Option Agreement, incorporated by reference to Exhibit 10.25 to the World Color Debt S-1.

10.15       Letter Agreement, dated as of November 4, 1991, between World Color and Marc L. Reisch regarding certain severance arrangements, incorporated by reference to Exhibit 10.26 to the World Color Debt S-1.

10.16       Letter Agreement, dated as of October 9, 1995, between World Color and Jennifer L. Adams regarding certain severance arrangements, incorporated by reference to Exhibit 10.12 to the World Color Equity S-1.

10.17       Letter Agreement, dated as of February 11, 1998, between World Color and Dean E. Cherry regarding certain severance arrangements.

10.18       Third Amendment to the World Color Press, Inc. Supplemental
              Executive Retirement Plan, incorporated by reference to Exhibit
              10.18 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.19       Trust under the World Color Press, Inc. Supplemental Retirement
              Plan, dated as of October 12, 1995, by and between World Color and Harris Trust and Savings Bank, incorporated by reference to
              Exhibit 10.2 to the World Color Form 10-Q for the quarterly period ended October 1, 1995.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.20       The World Color Press, Inc. Second Amended and Restated Supplemental
              Retirement Plan dated June 14, 1995, as amended July 15, 1997, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.21       Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.22       Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.23       Form of Amended and Restated 1995 Senior Management Stock Option
              Plan of World Color Press, Inc., incorporated by reference to
              Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.24       Form of Stock Option Agreement between World Color and certain
              Optionholders, incorporated by reference to Exhibit 4.7 to the World Color Registration Statement on Form S-8 (No.
              333-47743)under the Securities Act of 1933, as amended.

10.25       Amended and Restated Registration Rights Agreement, dated as of
              November 20, 1995, among World Color Press, Inc., KKR Partners II, L.P., Manufacturing Acquisition Associates, L.P., PACE Equity Associates, L.P., KKR Associates, L.P., Merrill Lynch Capital Appreciation PSHP, No. 1, L.P., Merrill Lynch Offshore LBO Partnership No. 1, Merrill Lynch Employees LBO Partnership No. 1, Merrill Lynch Kecalp L.P. 1984, Merrill Lynch Kecalp L.P. 1986 and Merrill Lynch L.P. Holdings, Inc., incorporated by reference to
              Exhibit 10.24 to the World Color Equity S-1.

10.26       Registration Rights Agreement, dated as of November 20, 1995, among
              World Color Press, Inc., APC Associates, GR Associates and WCP Associates, incorporated by reference to Exhibit 10.25 to the World Color Equity S-1.

10.27       Promissory Note dated March 12, 1998, given by Brian Sullivan.

13.0        Pages 18 - 36 of the 1997 Annual Report to Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report to Stockholders is not part of this filing).

21.0        Subsidiaries of World Color.

27.1        Financial Data Schedule for the year ended December 28, 1997.

27.2        Financial Data Schedule for the interim periods of fiscal 1997.

27.3        Financial Data Schedule for the interim and annual periods of fiscal 1996.

            (b)   Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the fourth quarter of World Color's fiscal year ended December 28, 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of World Color Press, Inc.:

We have audited the consolidated financial statements of World Color Press, Inc. and subsidiaries as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997, and have issued our report thereon dated February 4, 1998; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of World Color Press, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

New York, New York
February 4, 1998

SCHEDULE II

WORLD COLOR PRESS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


---------------------------------------------------------------------------------------------------
                                              Additions                      Other
                                  Balance    Charged to                    Charges-      Balance at
                                 Beginning    Costs and    Deductions-   Add (Deduct)        End
Classification                    Of Year     Expenses      Describe       Describe        of Year
YEAR ENDED DECEMBER 28, 1997
Allowance for uncollectible
  accounts receivable              $8,476       $7,193       $8,345(1)     $1,963(2)     $  9,287

YEAR ENDED DECEMBER 29, 1996
Allowance for uncollectible
  accounts receivable              $6,356       $1,454       $  834(1)     $1,500(2)     $  8,476

YEAR ENDED DECEMBER 31, 1995
Allowance for uncollectible
  accounts receivable              $4,718       $1,875       $  976(1)     $  739(2)     $  6,356

(1)   Write-offs of receivables, net of recoveries.

(2)   Balance of acquired companies at acquisition date.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WORLD COLOR PRESS, INC.
                                      (Registrant)


Date: March 27, 1998              By:/s/ Michael D. Helfand
                                     --------------------------------
                                     Michael D. Helfand
                                     Executive Vice President, Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1998.

SIGNATURES                        TITLES


 /s/ Robert G. Burton             Chairman of the Board of Directors,
-------------------------         President and Chief Executive Officer
     Robert G. Burton             (Principal Executive Officer)


 /s/ Michael D. Helfand           Executive Vice President, Chief Financial
-------------------------         Officer (Principal Financial Officer;
     Michael D. Helfand           Principal Accounting Officer)


 /s/ Gerald S. Armstrong          Director
-------------------------
     Gerald S. Armstrong


 /s/ Patrice M. Daniels           Director
-------------------------
     Patrice M. Daniels


 /s/ Dr. Mark J. Griffin          Director
-------------------------
     Dr. Mark J. Griffin


 /s/ Henry R. Kravis              Director
-------------------------
     Henry R. Kravis


                                  Director
-------------------------
     Alexander Navab, Jr.


 /s/ Marc L. Reisch               Director, Vice Chairman and Group President
-------------------------
     Marc L. Reisch


 /s/ George R. Roberts            Director
-------------------------
     George R. Roberts


 /s/ Scott M. Stuart              Director
-------------------------
     Scott M. Stuart

                               EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

3.1         Amended and Restated Certificate of Incorporation of World Color
              Press, Inc., incorporated by reference to Exhibit 3.1 to World Color's Registration Statement on Form S-1 (No. 33-99676) under the Securities Act of 1933, as amended (the "World Color Equity S-1").

3.2         Amended and Restated By-Laws of World Color Press, Inc.,
              incorporated by reference to Exhibit 3.2 to World Color's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

4.1         Indenture (the "Indenture") between World Color and First Trust
              National Association, as trustee, relating to World Color's 9-1/8% Senior Subordinated Notes due 2003 (the "Notes"), incorporated by reference to Exhibit 4.1 to World Color's Annual Report on Form 10-K for the fiscal year ended December 26, 1993.

4.2         Specimen of 9-1/8% Senior Subordinated Notes due 2003 (included in the Indenture, incorporated by reference as Exhibit 4.1).

4.3         Indenture (the "Convert Indenture") between World Color Press,
              Inc. and State Street Bank and Trust Company, as trustee, relating to World Color's 6% Convertible Senior Subordinated Notes due 2007 (the "Converts"), incorporated by reference to
              Exhibit 4.1 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

4.4         Specimen of Converts (included in the Convert Indenture,
              incorporated by reference as Exhibit 4.3).

10.1        Second Amended and Restated Credit Agreement, dated as of June 6,
              1996, among World Color Press, Inc. and the lenders and agents party thereto (the "Credit Agreement"), incorporated by reference to Exhibit 10.2 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.2        First Amendment dated as of June 10, 1996 to the Credit Agreement, incorporated by reference to Exhibit 10.3 to World Color's Current Report on Form 8-K dated June 21, 1996.

10.3        Limited Waiver, Consent and Second Amendment to Second Amended and
              Restated Credit Agreement dated as of June 9, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.4        Third Amendment to Second Amended and Restated Credit Agreement
              dated as of June 27, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.5        Limited Waiver, Consent and Fourth Amendment to Second Amended and
              Restated Credit Agreement dated as of September 29, 1997, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages thereto, incorporated by reference to Exhibit 10.4 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.6        Receivables Sale Agreement dated as of June 30, 1997 among World
              Color Finance, Inc., as the Seller, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party to the agreement, ABN AMRO Bank N.V., as the Enhancer, and the Windmill Funding Corporation, incorporated by reference to
              Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.7        Receivables Purchase Agreement dated as of June 30, 1997 between
              World Color Press, Inc., and World Color Finance, Inc., incorporated by reference to Exhibit 10.5 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.8        Indemnity Agreement dated as of June 30, 1997, made by and between
              World Color Press, Inc. and ABN AMRO Bank N.V., as agent, incorporated by reference to Exhibit 10.6 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.9        Participation Agreement, dated as of April 30, 1990, among World
              Color, as lessee, General Electric Capital Corporation, as owner participant and The Connecticut National Bank, as owner trustee, as amended, incorporated by reference to Exhibit 10.18 to World Color's Registration Statement on Form S-1 (No. 33-59490) under the Securities Act of 1933, as amended (the "World Color Debt S-1").

10.10       Lease Agreement, dated as of April 30, 1990, between the Connecticut
              National Bank, as Owner Trustee, as lessor and World Color, as lessee, as amended, incorporated by reference to Exhibit 10.19 to the World Color Debt S-1.

10.11       Form of Unitholders Agreement, incorporated by reference to Exhibit
              10.21 to the World Color Debt S-1.

10.12       Form of Optionholders Agreement between World Color and the
              Optionholders (as defined therein), incorporated by reference to
              Exhibit 10.23 to the World Color Debt S-1.

10.13       Second Amended and Restated Stock Option Plan of World Color Press,
              Inc., incorporated by reference to Exhibit 10.9 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.14       Form of World Color Stock Option Agreement, incorporated by reference to Exhibit 10.25 to the World Color Debt S-1.

10.15       Letter Agreement, dated as of November 4, 1991, between World Color and Marc L. Reisch regarding certain severance arrangements, incorporated by reference to Exhibit 10.26 to the World Color Debt S-1.

10.16       Letter Agreement, dated as of October 9, 1995, between World Color and Jennifer L. Adams regarding certain severance arrangements, incorporated by reference to Exhibit 10.12 to the World Color Equity S-1.

10.17       Letter Agreement, dated as of February 11, 1998, between World Color and Dean E. Cherry regarding certain severance arrangements.

10.18       Third Amendment to the World Color Press, Inc. Supplemental
              Executive Retirement Plan, incorporated by reference to Exhibit
              10.18 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.19       Trust under the World Color Press, Inc. Supplemental Retirement
              Plan, dated as of October 12, 1995, by and between World Color and Harris Trust and Savings Bank, incorporated by reference to
              Exhibit 10.2 to the World Color Form 10-Q for the quarterly period ended October 1, 1995.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.20       The World Color Press, Inc. Second Amended and Restated Supplemental
              Retirement Plan dated June 14, 1995, as amended July 15, 1997, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.21       Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.22       Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.23       Form of Amended and Restated 1995 Senior Management Stock Option
              Plan of World Color Press, Inc., incorporated by reference to
              Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.24       Form of Stock Option Agreement between World Color and certain
              Optionholders, incorporated by reference to Exhibit 4.7 to the World Color Registration Statement on Form S-8 (No.
              333-47743)under the Securities Act of 1933, as amended.

10.25       Amended and Restated Registration Rights Agreement, dated as of
              November 20, 1995, among World Color Press, Inc., KKR Partners II, L.P., Manufacturing Acquisition Associates, L.P., PACE Equity Associates, L.P., KKR Associates, L.P., Merrill Lynch Capital Appreciation PSHP, No. 1, L.P., Merrill Lynch Offshore LBO Partnership No. 1, Merrill Lynch Employees LBO Partnership No. 1, Merrill Lynch Kecalp L.P. 1984, Merrill Lynch Kecalp L.P. 1986 and Merrill Lynch L.P. Holdings, Inc., incorporated by reference to
              Exhibit 10.24 to the World Color Equity S-1.

10.26       Registration Rights Agreement, dated as of November 20, 1995, among
              World Color Press, Inc., APC Associates, GR Associates and WCP Associates, incorporated by reference to Exhibit 10.25 to the World Color Equity S-1.

10.27       Promissory Note dated March 12, 1998, given by Brian Sullivan.

13.0        Pages 18 - 36 of the 1997 Annual Report to Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report to Stockholders is not part of this filing).

21.0        Subsidiaries of World Color.

27.1        Financial Data Schedule for the year ended December 28, 1997.

27.2        Financial Data Schedule for the interim periods of fiscal 1997.

27.3        Financial Data Schedule for the interim and annual periods of fiscal 1996.