Form 10-Q
period 1998-03-29
WORLD COLOR PRESS INC /DE/
filed 1998-05-07
CIK 780117

==============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               __________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998     COMMISSION FILE NUMBER 1-11802



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

YES [X]  No [  ]

At May 7, 1998, 38,402,123 shares of the registrant's common stock, $.01 par value, were outstanding.

==============================================================================

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998
INDEX
-------------------------------------------------------------------------------


                                                                                             PAGE

PART I.  FINANCIAL INFORMATION
         Condensed Consolidated Balance Sheets as of March 29, 1998
                  and December 28, 1997.........................................................3
         Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 29, 1998 and March 30, 1997.......................................4
         Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 29, 1998 and March 30, 1997.......................................5
         Notes to Condensed Consolidated Financial Statements...............................6 - 7
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................8 - 10

PART II.  OTHER INFORMATION....................................................................11


WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 1998 AND DECEMBER 28, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 29,                   DECEMBER 28,
ASSETS                                                                               1998                          1997
                                                                                  (Unaudited)                     (Note)
CURRENT ASSETS:
   Cash and cash equivalents                                                    $        32,791             $      37,676
   Accounts receivable - net                                                            182,987                   166,747
   Inventories                                                                          251,162                   204,889
   Deferred income taxes                                                                 28,345                    31,297
   Other                                                                                 39,797                    33,625
                                                                                ---------------             -------------
           Total current assets                                                         535,082                   474,234

   Property, plant and equipment, at cost                                             1,598,844                 1,495,333
   Accumulated depreciation and amortization                                           (667,464)                 (638,138)
                                                                                ---------------             -------------
     Property, plant and equipment - net                                                931,380                   857,195
   Goodwill - net                                                                       628,434                   535,416
   Other                                                                                 68,122                    66,726
                                                                                ---------------             -------------

TOTAL ASSETS                                                                    $     2,163,018             $   1,933,571
                                                                                ===============             =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                                        $       284,924             $     296,512
   Current maturities of long-term debt                                                   9,273                     8,970
                                                                                ---------------             -------------
           Total current liabilities                                                    294,197                   305,482

   Long-term debt                                                                     1,036,550                   810,143
   Deferred income taxes                                                                103,557                   100,045
   Other  long-term liabilities                                                         119,437                   118,132
                                                                                ---------------             -------------

           Total liabilities                                                          1,553,741                 1,333,802
                                                                                ---------------              ------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - shares authorized,
     100,000,000 at March 29, 1998 and
     December 28, 1997; shares outstanding,
     38,363,353 at March 29, 1998 and 38,353,853 at
     December 28, 1997                                                                      384                       384
   Additional paid-in capital                                                           711,442                   711,292
   Accumulated deficit                                                                 (102,549)                 (111,907)
                                                                                ---------------             -------------

           Total stockholders' equity                                                   609,277                   599,769
                                                                                ---------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     2,163,018             $   1,933,571
                                                                                ===============             =============

Note:  Derived from audited financial statements.

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS
                                                                                              1998              1997

Net sales                                                                                 $   550,407       $ 458,351

Cost of sales                                                                                 462,834         383,036
                                                                                            ---------      ----------

Gross profit                                                                                   87,573          75,315

Selling, general and administrative expenses                                                   51,427          43,592
                                                                                            ---------      ----------

Operating income                                                                               36,146          31,723

Interest expense and securitization fees                                                       20,150          19,821
                                                                                           ----------      ----------

Income before income taxes                                                                     15,996          11,902

Income tax provision                                                                            6,638           4,999
                                                                                           ----------      ----------

Net income                                                                                 $    9,358       $   6,903
                                                                                           ==========       =========

Net income per common share - basic                                                        $     0.24       $    0.20

Net income per common share - diluted                                                      $     0.24       $    0.20




See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 29, 1998 AND MARCH 30, 1997
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  THREE MONTHS
                                                                                             1998             1997

OPERATING ACTIVITIES:
   Net income                                                                            $     9,358      $     6,903
   Adjustments to reconcile net income to net cash
     flows used in operating activities:
     Depreciation and amortization                                                            34,728           33,814
     Deferred income tax provision                                                             2,291            1,785
     Changes in operating assets and liabilities:
       Accounts receivable - net                                                              18,804           25,511
       Inventories                                                                           (36,410)          (1,984)
       Accounts payable and accrued expenses                                                 (38,224)         (59,718)
       Other assets and liabilities - net                                                    (13,919)         (15,171)
                                                                                         -----------      -----------

           Net cash used in operating activities                                             (23,372)          (8,860)
                                                                                         -----------      ------------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                                          (47,520)         (21,790)
   Acquisitions of businesses, net of cash acquired                                         (160,703)        (154,975)
                                                                                         -----------      -----------

           Net cash used in investing activities                                            (208,223)        (176,765)
                                                                                         -----------      -----------

FINANCING ACTIVITIES:
   Net borrowings on debt                                                                    226,710          178,961
                                                                                         -----------      -----------

           Net cash provided by financing activities                                         226,710          178,961
                                                                                         -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (4,885)          (6,664)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                37,676           33,182
                                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $    32,791      $    26,518
                                                                                         ===========      ===========



See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

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

       During the period ended March 29, 1998, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the period presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2.      NET INCOME PER COMMON SHARE

       Common shares of 38,354,853 and 33,744,531 were utilized to calculate net income per common share - basic for the first quarter ended 1998 and 1997, respectively. Net income per common share - diluted was computed utilizing the basic shares noted above as well as common stock equivalents of 1,044,124 and 741,571 for the first quarter ended 1998 and 1997, respectively. Options to purchase 25,000 and 354,000 shares of common stock were not included in the computations of net income per common share - diluted for the first quarter of 1998 and 1997, respectively, because the exercise price of the options was greater than the average market price of the common shares. Common shares and interest incurred from convertible debt securities were also omitted from the 1998 diluted calculation since the effect was antidilutive.

3.      INVENTORIES

        Inventories are summarized as follows:


                                                      MARCH 29,           DECEMBER 28,
                                                        1998                  1997
           Work-in-process                           $   120,616           $   111,326
           Raw materials                                 130,546                93,563
                                                     -----------           -----------

                      Total                          $   251,162           $   204,889
                                                     ===========           ===========

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

4.     IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted this statement in the first quarter of 1998. The adoption of SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

        In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information on operating segments in the financial statements. The Company will adopt this statement for the fiscal year ended 1998. The Company is currently evaluating the impact SFAS No. 131 may have on additional disclosure, if any, to its consolidated financial statements.

        In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure for pensions and other postretirement benefits. The Company will adopt this statement for the fiscal year ended 1998. The Company is currently evaluating the impact SFAS No. 132 may have on additional disclosure, if any, to its consolidated financial statements.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


GENERAL

In the first quarter of 1998, the Company acquired three businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $160,000. These companies, which have been included in results of operations since the respective acquisition dates, have not had a material effect on the Company's results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases and will hereinafter be referred to as the "1998 Acquisitions."

In January 1997, the Company purchased Rand McNally Book Services Group ("Book Services"), an operating unit of Rand McNally, for approximately $155,000. Book Services is the third largest producer of hardcover books in the United States and provides manufacturing and other value-added services to book club, trade, professional, educational, reference and mail-order publishers. In addition, the Company acquired another business in 1997 (the "1997 Acquisition") whose contribution was not significant to the Company's results of operations for the periods presented, nor is it expected to have a material effect on the Company's results on a continuing basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1998 VERSUS THREE MONTHS ENDED MARCH 30, 1997

Net sales increased $92,056 or 20%, to $550,407 in 1998 from $458,351 in 1997.
The increase was due to the inclusion of the sales from the 1997 and 1998 Acquisitions, higher paper prices and stronger base business performance.

Gross profit increased $12,258 or 16% to $87,573 in 1998 from $75,315 in 1997.
The gross profit margin decreased to 15.9% from 16.4% in 1997 due to increased sales resulting from higher paper prices and increased paper sales, slightly offset by the benefits of certain cost reduction initiatives and other synergies resulting from the combination of acquisitions and increased plant utilization.

Selling, general and administrative expenses increased $7,835 or 18% to $51,427 in 1998 from $43,592 in 1997. The increase was attributable to the 1997 and 1998 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense and securitization fees increased $329 to $20,150 in 1998 from $19,821 in 1997. The 1998 amount includes $3,072 of fees resulting from the securitization of accounts receivable ("Asset Securitization") entered into in the second half of 1997.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.5% for the first three months of 1998 compared to 42% for the comparable period in 1997.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital investment needs with internally generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $46,377 and $42,502 for the three months ended March 29, 1998 and March 30, 1997, respectively. The Company's outstanding indebtedness less cash increased $231,595 from December 28, 1997 to March 29, 1998 due primarily to borrowings incurred to fund the 1998 Acquisitions. Working capital was $240,885 at March 29, 1998 and $271,004 at March 30, 1997. The decrease of $30,119 or 11% was primarily due to the effect of the Asset Securitization, offset by the 1997 and 1998 Acquisitions and an increase in inventory levels. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1998 capital expenditures will be approximately 4 - 5% of net sales.

The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement dated as of June 6, 1996, (as amended, the "Credit Agreement"), which provides for aggregate total commitments of $920,000, comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. The Credit Agreement provides for varying semi-annual reductions, and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 29, 1998, the Company had unutilized commitments of $227,079 under its Credit Agreement.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of March 29, 1998, the Company had no significant concentrations of credit risk.

In order to reduce the exposure on its variable rate indebtedness, the Company has entered into interest rate cap agreements with a notional value of $500,000, expiring in the third quarter of 1998. The impact of these agreements on the consolidated financial statements was not material for the periods presented. While the Company is exposed to credit loss in the event of nonperformance by the counterparties of these agreements, management believes that the possibility of incurring such a loss is remote due to the creditworthiness of the counterparties. The Company does not hold or issue any derivative financial instruments for trading purposes.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue, which affects most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. During the past several years, the Company has taken actions to prepare its systems for the year 2000. As a result, the majority of the Company's financial systems, as well as certain other significant information systems, are currently year 2000 compliant. While the Company will continue to evaluate its systems, it has determined, based upon the available information, that additional costs associated with the Year 2000 Issue will not have a material adverse effect upon its operating results or financial condition.

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

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, dated March 27, 1998.

         In addition, the Company has filed herewith the following exhibits:

         27.0 Financial Data Schedule for the period ended March 29, 1998 (filed in electronic form only).

(b)      Reports on Form 8-K

         The following report on Form 8-K was filed during the quarterly period ended March 29, 1998:

         The registrant filed a Current Report on Form 8-K dated February 6, 1998, in respect of the appointment of Michael D. Helfand to Executive Vice President, Chief Financial Officer. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated February 5, 1998).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WORLD COLOR PRESS, INC.




Date:    May 7, 1998              By:      /s/ MICHAEL D. HELFAND
                                           -----------------------
                                           Michael D. Helfand
                                           Executive Vice President, Chief
                                             Financial Officer