Form 10-Q
period 1998-06-28
WORLD COLOR PRESS INC /DE/
filed 1998-08-10
CIK 780117

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998 COMMISSION FILE NUMBER 1-11802


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

YES [X]  No [  ]

At August 7, 1998, 38,487,053 shares of the registrant's common stock, $.01 par value, were outstanding.

===============================================================================

WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998
INDEX
-------------------------------------------------------------------------------

                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION
     Condensed Consolidated Balance Sheets as of June 28, 1998
          and December 28, 1997...........................................3
     Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended June 28, 1998 and June 29, 1997............4
     Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 28, 1998 and June 29, 1997...........................5
     Notes to Condensed Consolidated Financial Statements.............6 - 7
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................8 - 11

PART II.  OTHER INFORMATION.........................................12 - 13

WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 1998 AND DECEMBER 28, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
                                             JUNE 28,       DECEMBER 28,
ASSETS                                         1998             1997
                                           (Unaudited)         (Note)
CURRENT ASSETS:
 Cash and cash equivalents                 $   10,312     $   37,676
 Accounts receivable - net                    196,513        166,747
 Inventories                                  265,245        204,889
 Deferred income taxes                         25,215         31,297
 Other                                         41,154         33,625
                                           ----------     ----------
      Total current assets                    538,439        474,234

 Property, plant and equipment, at cost     1,650,900      1,495,333
 Accumulated depreciation and amortization   (672,245)      (638,138)
                                           ----------     ----------
  Property, plant and equipment - net         978,655        857,195
 Goodwill - net                               660,006        535,416
 Other                                         75,780         66,726
                                           ----------     ----------
TOTAL ASSETS                               $2,252,880     $1,933,571
                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses     $  280,937     $  296,512
 Current maturities of long-term debt          38,027          8,970
                                           ----------     ----------
      Total current liabilities               318,964        305,482

 Long-term debt                             1,095,056        810,143
 Deferred income taxes                        102,883        100,045
 Other long-term liabilities                  116,601        118,132
                                           ----------     ----------
      Total liabilities                     1,633,504      1,333,802
                                           ----------     ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value - shares
  authorized, 100,000,000 at June 28, 1998
  and December 28, 1997; shares outstanding,
  38,487,053 at June 28, 1998 and 38,353,853
  at December 28, 1997                            385            384
 Additional paid-in capital                   714,417        711,292
 Accumulated deficit                          (92,777)      (111,907)
 Unamortized restricted stock compensation     (2,649)             -
                                           ----------     ----------
      Total stockholders' equity              619,376        599,769
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $2,252,880     $1,933,571
                                           ==========     ==========

Note:  Derived from audited financial statements.

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                               THREE MONTHS           SIX MONTHS
                             1998        1997       1998      1997

Net sales                  $ 546,503  $ 425,647 $1,096,910  $883,998

Cost of sales                452,292    349,595    915,126   732,631
                           ---------  --------- ----------  --------
Gross profit                  94,211     76,052    181,784   151,367

Selling, general and
     administrative expenses  55,166     44,260    106,593    87,852
                           ---------  --------- ---------- ---------
Operating income              39,045     31,792     75,191    63,515

Interest expense and
     securitization fees      22,341     20,447     42,491    40,268
                           ---------  --------- ---------- ---------
Income before income taxes    16,704     11,345     32,700    23,247

Income tax provision           6,932      4,765     13,570     9,764
                           ---------  --------- ---------- ---------
Net income                 $   9,772  $   6,580 $   19,130  $ 13,483
                           =========  ========= ==========  ========

Net income per common share
     - basic               $    0.25  $    0.19 $     0.50  $   0.40

Net income per common share
     - diluted             $    0.25  $    0.19 $     0.49  $   0.39

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 28, 1998 AND JUNE 29, 1997
(IN THOUSANDS)
-------------------------------------------------------------------------------
                                                     SIX MONTHS
                                                    1998     1997

OPERATING ACTIVITIES:
 Net income                                      $ 19,130 $ 13,483
 Adjustments to reconcile net income to net cash
  flows provided by operating activities:
  Depreciation and amortization                    69,191   66,372
  Deferred income tax provision                     4,675    3,487
  Changes in operating assets and liabilities:
   Accounts receivable - net                       16,343   20,449
   Inventories                                    (47,443) (10,819)
   Accounts payable and accrued expenses          (63,442) (48,230)
   Other assets and liabilities - net             (26,959) (39,736)
                                                 -------- --------
      Net cash (used in) provided by
        operating activities                      (28,505)   5,006
                                                 -------- --------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment - net(117,454) (55,645)
 Acquisitions of businesses, net of cash acquired(190,095)(154,975)
                                                 -------- --------
      Net cash used in investing activities      (307,549)(210,620)
                                                 -------- --------
FINANCING ACTIVITIES:
 Net borrowings on debt                           308,690  194,815
                                                 -------- --------
      Net cash provided by financing activities   308,690  194,815
                                                 -------- --------
DECREASE IN CASH AND CASH EQUIVALENTS             (27,364) (10,799)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     37,676   33,182
                                                 -------- --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 10,312 $ 22,383
                                                 ======== ========

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

   During the six month period ended June 28, 1998, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2.  INVENTORIES

    Inventories are summarized as follows:

                                               JUNE 28,   DECEMBER 28,
                                                 1998         1997
      Work-in-process                         $ 123,883    $ 111,326
      Raw materials                             141,362       93,563
                                              ---------    ---------
            Total                             $ 265,245    $ 204,889
                                              =========    =========


3.  NET INCOME PER COMMON SHARE

    The following represents the weighted average common and common equivalent shares utilized to calculate net income per common share - basic and diluted:

                                   THREE MONTHS              SIX MONTHS
                                  1998        1997         1998        1997
   Weighted average common
    shares outstanding       38,397,053  33,744,531   38,375,118  33,744,531
   Common equivalent shares   1,092,796     812,847    1,055,247     771,603
                             ----------  ----------   ----------  ----------
   Weighted average common
    and common equivalent
    shares outstanding       39,489,849  34,557,378   39,430,365  34,516,134
                             ==========  ==========   ==========  ==========
   Antidilutive options          25,000     375,000       25,000     729,000

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
   Antidilutive options were not included in the computations of net income per common share - diluted because the exercise price of the options was greater than the average market price of the common shares. Common shares and interest incurred from convertible debt securities were also omitted from the three and six month periods ended June 28, 1998 diluted calculation since the effect was antidilutive.

4. RESTRICTED STOCK PLAN

   In May 1998, the Company implemented a restricted stock plan whereby, upon the approval of the Compensation Committee of the Board of Directors, certain key employees are granted restricted stock. The stock vests ratably over five years and is contingent upon employment. The market value of the stock at the time of grant is recorded as unamortized restricted stock compensation in stockholders' equity and is amortized to expense over the five-year vesting period. Concurrent with the implementation of the restricted stock plan, the Company issued 90,000 restricted shares of common stock with a fair value of $2,706.

5. SUBSEQUENT EVENT

   In July 1998, the Company entered into an agreement for the sale and leaseback of certain printing equipment. In connection with the agreement, the Company received approximately $55,000 of proceeds in July 1998, and anticipates receiving approximately $25,000 during the fourth quarter of 1998. The lease, which expires in July 2010, will be classified as an operating lease.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

GENERAL

In the first four months of 1998, the Company acquired four businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $200,000. These companies, which have been included in results of operations since the respective acquisition dates, have not had a material effect on the Company's results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases and will hereinafter be referred to as the "1998 Acquisitions."

In January 1997, the Company purchased Rand McNally Book Services Group ("Book Services"), an operating unit of Rand McNally, for approximately $155,000. Book Services is the third largest producer of hardcover books in the United States and provides manufacturing and other value-added services to book club, trade, professional, educational, reference and mail-order publishers. In addition, the Company acquired another business in the third quarter of 1997 (the "1997 Acquisition") whose contribution was not significant to the Company's results of operations for the periods presented, nor is it expected to have a material effect on the Company's results on a continuing basis.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 28, 1998 VERSUS THREE MONTHS ENDED JUNE 29, 1997

Net sales increased $120,856 or 28.4% to $546,503 in 1998 from $425,647 in 1997.
The increase was due to the inclusion of sales from the 1997 and 1998 Acquisitions and higher paper prices and volume, as well as improved base business performance.

Gross profit increased $18,159 or 23.9% to $94,211 in 1998 from $76,052 in 1997.
The gross profit margin decreased to 17.2% from 17.9% in 1997 due to increased sales resulting from higher paper prices and volume, slightly offset by the benefits of certain cost reduction initiatives and other synergies resulting from the combination of acquisitions and increased plant utilization.

Selling, general and administrative expenses increased $10,906 or 24.6% to $55,166 in 1998 from $44,260 in 1997. The increase was primarily attributable to the 1997 and 1998 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense and securitization fees increased $1,894 or 9.3% to $22,341 in 1998 from $20,447 in 1997. The increase was attributable to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements, offset by a lower average cost of funds. The 1998 amount includes $2,960 of fees resulting from the securitization of accounts receivable ("Asset Securitization") entered into in the second half of 1997.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.5% for the second quarter of 1998 compared to 42% for the comparable period in 1997.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 28, 1998 VERSUS SIX MONTHS ENDED JUNE 29, 1997

Net  sales  increased $212,912 or 24.1% to $1,096,910 in 1998 from $883,998  in
1997.   The  increase was due to the inclusion of sales from the 1997  and  1998
Acquisitions and higher paper prices and volume, as well as improved base business performance.

Gross profit increased $30,417 or 20.1% to $181,784 in 1998 from $151,367 in 1997. The gross profit margin decreased to 16.6% from 17.1% in 1997 due to increased sales resulting from higher paper prices and volume, slightly offset by the benefits of certain cost reduction initiatives and other synergies resulting from the combination of acquisitions and increased plant utilization.

Selling, general and administrative expenses increased $18,741 or 21.3% to $106,593 in 1998 from $87,852 in 1997. The increase was attributable to the 1997 and 1998 Acquisitions, including the related additional amortization expense for goodwill.

Interest expense and securitization fees increased $2,223 or 5.5% to $42,491 in 1998 from $40,268 in 1997. The increase was attributable to higher average borrowings incurred to fund acquisitions as well as capital expenditures and working capital requirements, offset by a lower average cost of funds. The 1998 amount includes $6,032 of fees resulting from the Asset Securitization entered into in the second half of 1997.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.5% for the first six months of 1998 compared to 42% for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital investment needs with internally generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $92,996 and $83,342 for the six months ended June 28, 1998 and June 29, 1997, respectively. The Company's outstanding indebtedness less cash increased $341,334 from December 28, 1997 to June 28, 1998 due primarily to borrowings incurred to fund acquisitions and capital expenditures. Working capital was $219,475 at June 28, 1998 and $238,801 at June 29, 1997. The decrease of $19,326 or 8.1% was primarily due to the effect of the Asset Securitization, offset by the 1997 and 1998 Acquisitions and an increase in inventory levels. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1998 capital expenditures will be approximately 4 - 5% of net sales.

The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement dated as of June 6, 1996, (as amended, the "Credit Agreement"), which provides for aggregate total commitments of $920,000, comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. The Credit Agreement provides for varying semi-annual reductions, and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 28, 1998, the Company had unutilized commitments of $137,578 under its Credit Agreement.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

In July 1998, the Company entered into an agreement for the sale and leaseback of certain printing equipment. In connection with the agreement, the Company
received   approximately  $55,000 of  proceeds in July 1998,  and   anticipates
receiving approximately $25,000 during the fourth quarter of 1998. The lease, which expires in July 2010, will be classified as an operating lease.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of June 28, 1998, the Company had no significant concentrations of credit risk.

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

In March 1998, the American Institute of Certified Public Accountants("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires certain costs related to computer software developed or obtained for internal use to be expensed or capitalized depending on the stage of development and the nature of the costs. The Company expects to adopt this SOP in the first quarter of fiscal year 1999. The Company does not expect the adoption of SOP 98-1 to have a material effect on its consolidated financial statements.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt this SOP in the first quarter of fiscal year 1999. The Company is currently evaluating the impact SOP 98-5 may have on its operating results and financial condition.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company plans to adopt this statement in the first quarter of fiscal year 2000. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

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

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 6, 1998. The stockholders of the Company voted:

(a) to elect nine directors to serve for the ensuing year. A total of 34,252,797 and 4,102,056 shares were voted and unvoted, respectively. The following table sets forth certain information with respect to such election:

                                                   Shares
                                              Withholding
     Nominee             Shares Voted For       Authority
     -------             ----------------     -----------
     Gerald S. Armstrong    34,155,756             97,041

     Robert G. Burton       34,103,913            148,884

     Patrice M. Daniels     34,153,716             99,081

     Mark J. Griffin        34,155,856             96,941

     Henry R. Kravis        34,101,119            151,678

     Alexander Navab, Jr.   34,101,823            150,974

     Marc L. Reisch         34,103,893            148,904

     George R. Roberts      34,101,566            151,231

     Scott M. Stuart        34,101,806            150,991

(b)and, to adopt the 1998 Stock Option Plan. A total of 33,007,097 and 5,347,756 shares were voted and unvoted, respectively. The following table sets forth certain information with respect to such election:

                                                   Shares        Shares
                        Shares Voted For    Voted Against     Abstained
                        ----------------    -------------     ---------
                              27,636,116        5,311,080        59,901

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

     In addition, the Company has filed herewith the following exhibits:

     10.1 The World Color Press, Inc. Third Amended and Restated Supplemental Retirement Plan as of May 11, 1998.

     10.2 The Restricted Stock Plan of World Color Press.

     10.3 Form of World Color Press Restricted Stock Agreement.

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

     10.4 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of June 4, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages.

     10.5 1998 Stock Option Plan of World Color Press, Inc.

     27.0 Financial Data Schedule for the period ended June 28, 1998 (filed in electronic form only).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended June 28, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORLD COLOR PRESS, INC.




Date:     August 10, 1998           By: /s/ MICHAEL D. HELFAND
                                        ----------------------
                                   Michael D. Helfand
                                   Executive Vice President, Chief Financial
                                   Officer