Form 10-Q
period 1998-09-27
WORLD COLOR PRESS INC /DE/
filed 1998-11-10
CIK 780117

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998  COMMISSION FILE NUMBER 1-
11802

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

At November 6, 1998, 38,436,644 shares of the registrant's common stock, $.01 par value, were outstanding.
================================================================================


WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
INDEX
--------------------------------------------------------------------------------



                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION
     Condensed Consolidated Balance Sheets as of September 27, 1998
          and December 28, 1997...............................................3
     Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 27, 1998 and September 28, 1997.........4
     Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 27, 1998 and September 28, 1997.....................5
     Notes to Condensed Consolidated Financial Statements.................6 - 7
     Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................8 - 12

PART II.  OTHER INFORMATION..................................................13


WORLD COLOR PRESS, INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 1998 AND DECEMBER 28, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
                                          SEPTEMBER 27,     DECEMBER 28,
ASSETS                                         1998             1997
                                           (Unaudited)         (Note)
CURRENT ASSETS:
 Cash and cash equivalents                 $   23,621     $   37,676
 Accounts receivable - net                    213,785        166,747
 Inventories                                  329,478        204,889
 Deferred income taxes                         16,473         31,297
 Other                                         46,350         33,625
                                           ----------     ----------
      Total current assets                    629,707        474,234

 Property, plant and equipment, at cost     1,611,854      1,495,333
 Accumulated depreciation and amortization   (698,976)      (638,138)
                                           ----------     ----------
  Property, plant and equipment - net         912,878        857,195

 Goodwill - net                               668,580        535,416
 Other                                         92,041         66,726
                                           ----------     ----------

TOTAL ASSETS                               $2,303,206     $1,933,571
                                           ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses     $  343,626     $  296,512
 Current maturities of long-term debt          37,881          8,970
                                           ----------     ----------
      Total current liabilities               381,507        305,482

 Long-term debt                             1,077,961        810,143
 Deferred income taxes                        101,331        100,045
 Other long-term liabilities                  102,018        118,132
                                           ----------     ----------

      Total liabilities                     1,662,817      1,333,802
                                           ----------     ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value - shares
  authorized, 100,000,000 at September 27,
  1998 and December 28, 1997; shares
  outstanding, 38,589,142 at September 27,
  1998 and 38,353,853 at December 28, 1997        386            384
 Additional paid-in capital                   715,060        711,292
 Accumulated deficit                          (66,923)      (111,907)
 Treasury stock, at cost: 185,100 shares       (5,609)             -
 Unamortized restricted stock compensation     (2,525)             -
                                           ----------     ----------

      Total stockholders' equity              640,389        599,769
                                           ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $2,303,206     $1,933,571
                                           ==========     ==========

Note:  Derived from audited financial statements.

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                  THREE MONTHS           NINE MONTHS
                                 1998       1997        1998        1997

Net sales                    $ 635,980  $  557,268  $1,732,890   $1,441,266

Cost of sales                  508,943     446,567   1,424,069    1,179,198
                             ---------  ----------  ----------   ----------

Gross profit                   127,037     110,701     308,821      262,068

Selling, general and
     administrative expenses    54,609      50,435     161,202      138,287
                             ---------  ----------  ----------   ----------

Operating income                72,428      60,266     147,619      123,781

Interest expense and
     securitization fees        22,877      20,831      65,368       61,099
                             ---------  ----------  ----------   ----------

Income before income taxes      49,551      39,435      82,251       62,682

Income tax provision            20,564      16,562      34,134       26,326
                             ---------  ----------  ----------   ----------

Net income                   $  28,987  $   22,873  $   48,117   $   36,356
                             =========  ==========  ==========   ==========


Net income per common share
     - basic                 $    0.76  $     0.68  $     1.25   $     1.08

Net income per common share
     - diluted               $    0.71  $     0.66  $     1.21   $     1.05



See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                         NINE MONTHS
                                                      1998           1997

OPERATING ACTIVITIES:
 Net income                                       $   48,117     $   36,356
 Adjustments to reconcile net income to net cash
  flows provided by operating activities:
  Depreciation and amortization                      104,848        100,498
  Deferred income tax provision                       11,762          9,402
  Changes in operating assets and liabilities:
   Proceeds from sale of accounts receivable               -        170,000
   Other changes in accounts receivable - net           (606)       (21,787)
   Inventories                                      (112,078)       (60,237)
   Accounts payable and accrued expenses              (3,009)       (32,930)
   Other assets and liabilities - net                (68,709)       (49,545)
                                                  ----------     ----------

      Net cash (used in) provided by
        operating activities                         (19,675)       151,757
                                                  ----------     ----------

INVESTING ACTIVITIES:
 Additions to property, plant and equipment - net    (88,055)       (72,247)
 Acquisitions of businesses, net of cash acquired   (190,095)      (172,539)
                                                  ----------     ----------

      Net cash used in investing activities         (278,150)      (244,786)
                                                  ----------     ----------

FINANCING ACTIVITIES:
 Net borrowings on debt                              291,449         83,966
 Proceeds from issuance of common stock                1,989             83
 Repurchases of common stock                          (9,668)             -
                                                  ----------     ----------

      Net cash provided by financing activities      283,770         84,049
                                                  ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                (14,055)        (8,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        37,676         33,182
                                                  ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD          $   23,621     $   24,202
                                                  ==========     ==========

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated interim financial statements have been prepared by World Color Press, Inc. (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   During the nine month period ended September 27, 1998, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2. INVENTORIES

   Inventories are summarized as follows:

                                                 SEPTEMBER 27,   DECEMBER 28,
                                                      1998           1997
      Work-in-process                             $  187,298     $  111,326
      Raw materials                                  142,180         93,563
                                                  ----------     ----------

            Total                                 $  329,478     $  204,889
                                                  ==========     ==========

3. NET INCOME PER COMMON SHARE

   The following represents the weighted average common and common equivalent shares utilized to calculate net income per common share - basic and diluted:

                                   THREE MONTHS           NINE MONTHS
                                 1998       1997        1998        1997
   Weighted average common
    shares outstanding        38,345,545 33,756,531 38,365,261  33,748,531

   Common equivalent shares:
    Stock options              1,001,455    988,773  1,037,245     847,870
    Convertible debt           3,660,477          -  3,660,477           -
                              ---------- ---------- ----------  ----------

   Weighted average common and
    common equivalent shares
    outstanding               43,007,477 34,745,304 43,062,983  34,596,401
                              ========== ========== ==========  ==========

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

   Interest charges on convertible debt, net of tax, of $1,391 and $4,172, respectively, have been added back to net income for the calculation of net income per common share - diluted for the three and nine month periods ended September 27, 1998.

   Options to purchase 25,000 shares of common stock were not included in the computations of net income per common share - diluted for the three and nine month periods ended September 27, 1998 because the exercise price of the options was greater than the average market price of the common shares.

4. SALE - LEASEBACK OF EQUIPMENT

   In July 1998, the Company entered into an agreement for the sale and leaseback of certain printing equipment for which it received approximately $60,700 of proceeds. The proceeds have been reflected in additions to property, plant and equipment - net in the condensed consolidated statements of cash flows for the nine months ended September 27, 1998. The lease, which expires in July 2010, has been classified as an operating lease.

   In October 1998, the Company received proceeds of approximately $27,800 for the sale and leaseback of additional equipment.

5. TREASURY STOCK

   In August 1998, the Board of Directors authorized the repurchase of up to 1,800,000 shares of the Company's common stock. The repurchase of shares commenced in August 1998 and may occur over the next three years in the open market at prevailing market prices or in negotiated transactions, depending on market conditions. The shares will be repurchased to satisfy commitments under certain employee benefit plans. The Company reissues treasury shares using the weighted average cost method. The excess of repurchase cost over reissuance price is applied to the Company's accumulated deficit.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1997

Net  sales increased $78,712 or 14.1% to $635,980 in 1998 from $557,268 in 1997.
The increase was due to the inclusion of sales from the 1998 Acquisitions and continued strong performance from organic sales growth.

Gross profit increased $16,336 or 14.8% to $127,037 in 1998 from $110,701 in 1997. The gross profit margin increased to 20.0% from 19.9% in 1997 due to certain cost reduction initiatives and other synergies resulting from the combination of acquisitions and increased plant utilization.

Selling, general and administrative expenses increased $4,174 or 8.3% to $54,609 in 1998 from $50,435 in 1997. The increase was primarily attributable to the 1998 Acquisitions, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

Interest expense and securitization fees increased $2,046 or 9.8% to $22,877 in 1998 from $20,831 in 1997. The increase was attributable to higher average borrowings incurred to fund acquisitions and capital expenditures, offset by a lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.5% for the third quarter of 1998 compared to 42.0% for the comparable period in 1997.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 27, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1997

Net  sales increased $291,624 or 20.2% to $1,732,890 in 1998 from $1,441,266  in
1997. The increase was due to the inclusion of sales from the 1997 and 1998 Acquisitions, higher paper prices and volume and improved base business performance.

Gross profit increased $46,753 or 17.8% to $308,821 in 1998 from $262,068 in 1997. The gross profit margin decreased to 17.8% from 18.2% in 1997 due to increased sales resulting from higher paper prices and volume, slightly offset by the benefits of certain cost reduction initiatives and other synergies resulting from the combination of acquisitions and increased plant utilization.

Selling, general and administrative expenses increased $22,915 or 16.6% to $161,202 in 1998 from $138,287 in 1997. The increase was attributable to the 1997 and 1998 Acquisitions, including the related additional amortization expense for goodwill, offset by benefits derived from cost saving initiatives.

Interest expense and securitization fees increased $4,269 or 7.0% to $65,368 in 1998 from $61,099 in 1997. The increase was attributable to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements, offset by a lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.5% for the first nine months of 1998 compared to 42.0% for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its liquidity and capital investment needs with internally generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $164,727 and $146,256 for the nine months ended September 27, 1998 and September 28, 1997, respectively. The Company's outstanding indebtedness less cash increased $310,784 from December
28, 1997 to September 27, 1998 due primarily to borrowings incurred to fund acquisitions and capital expenditures. Working capital was $248,200 at September 27, 1998 and $180,411 at September 28, 1997. The increase of $67,789 or 37.6% was primarily due to the 1998 Acquisitions and an increase in inventory levels. In accordance with the Company's ongoing program to maintain modern, efficient plants and increase productivity, the Company anticipates that 1998 net capital expenditures will be approximately 4 - 5% of net sales.

The Company's capital expenditures and acquisitions have been funded in part by borrowings under the Company's Second Amended and Restated Credit Agreement dated as of June 6, 1996 (as amended, the "Credit Agreement"), which provides for aggregate total commitments of $920,000, comprised of $95,000 in term loan commitments, $250,000 of revolving loan commitments and $575,000 in acquisition term loan commitments. The Credit Agreement provides for varying semi-annual reductions, and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of September 27, 1998, the Company had unutilized commitments of $146,119 under its Credit Agreement.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

In July 1998, the Company entered into an agreement for the sale and leaseback of certain printing equipment for which it received approximately $60,700 of proceeds. The lease, which expires in July 2010, has been classified as an operating lease. In October 1998, the Company received proceeds of approximately $27,800 for the sale and leaseback of additional equipment.

In August 1998, the Board of Directors authorized the repurchase of up to 1,800,000 shares of the Company's common stock. The repurchase of shares commenced in August 1998 and may occur over the next three years in the open market at prevailing market prices or in negotiated transactions, depending on market conditions. The shares will be repurchased to satisfy commitments under certain employee benefit plans. As of September 27, 1998, the Company had repurchased 313,119 shares at a weighted average cost of $30.88 and reissued 128,019 shares.

Concentrations of credit risk with respect to accounts receivable are limited due to the Company's diverse operations and large customer base. As of September 27, 1998, the Company had no significant concentrations of credit risk.

In order to reduce the exposure on its variable rate obligations, the Company has entered into interest rate cap and swap agreements. The Company's interest rate cap agreements have a notional value of $400,000 and expire in the third quarter of 1999. The Company's interest rate swap agreements have a notional value  of  $75,000  and  exchange  floating rate  for  fixed  interest  payments periodically over five years. The swap agreement is cancelable by the counterparty in September and December 1999. The impact of these agreements on the consolidated financial statements was not material for the periods presented. While the Company is exposed to credit loss in the event of nonperformance by the counterparties of these agreements, management believes that the possibility of incurring such a loss is remote due to the creditworthiness of the counterparties. The Company does not hold or issue any derivative financial instruments for trading purposes.

The Company believes that its liquidity, capital resources and cash flows are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company expects to adopt this SOP in the first quarter of fiscal year 1999. The Company is currently evaluating the impact SOP 98-5 may have on its operating results and financial condition.

YEAR 2000

The Year 2000 issue, which affects virtually all corporations, arises due to the inability of certain computer software and hardware and embedded chips found in manufacturing and other equipment to properly recognize dates beyond 1999. This inability may cause errors in information and/or system failures. The Company has a comprehensive effort underway to address the Year 2000 issue. As discussed below, the Company is, among other things, evaluating its present information technology and non-information technology systems (i.e. equipment with embedded chips), monitoring and addressing its vendor and customer Year 2000 issues and engaging in remediative measures as necessary.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

In connection with its readiness program, the Company has endeavored to inventory and assess the state of compliance of all information systems and non-information systems. The Company commenced remediation of its information systems in 1994. As a result, the majority of the Company's information systems, including its financial, human resources and payroll functions, are Year 2000 compliant. The Company estimates that all of its information systems will be compliant by mid-1999. With respect to its non-information systems, the Company has substantially completed an inventory of facilities (HVAC, safety and security) and manufacturing (press, bindery and finishing) systems. The Company is working with the outside suppliers of such systems as well as with an outside consultant to identify and remediate non-compliant components. The Company has targeted mid-1999 for substantial completion of its readiness efforts with respect to its non-information systems, including selective testing procedures.

As part of its readiness program, the Company is communicating with its major customers and vendors to assess such parties' respective efforts to identify and remediate their own Year 2000 issues in a timely and comprehensive manner. The Company is also requesting its vendors to certify to the compliancy of their systems and equipment currently owned or leased by the Company. The Company intends to follow up with non-compliant vendors through 1999 in order to continually assess the extent of such third parties' Year 2000 exposure and to adjust the Company's contingency plans accordingly.

The costs incurred to date solely related to the Company's Year 2000 efforts have not been material to the Company, and based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse effect upon its operating results or financial condition. While the Company can make no assurances as to the impact of the Year 2000 issue on its operations, it currently anticipates that any adverse consequences of the Year 2000 issue on the Company's systems will not create a significant disruption to the Company's operations. However, the failure or delay by the Company, its customers and/or vendors to identify and remediate each of their respective instances of Year 2000 non-compliance could result in a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company's readiness program includes the development of contingency plans addressing potential business interruptions arising from Year 2000-related disruptions. Such plans include assessing the movement of work among its facilities. In 1999, the Company will hone its contingency plans, taking into account, among other things, the state of readiness of its vendors, including, without limitation, utility suppliers, as well as the Company's major customers.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs, the time-frame in which the Company plans to complete Year 2000 modifications and the potential impact of the Year 2000 issues on the Company are based upon management's best estimates. These estimates were derived from internal assessments and numerous assumptions of future events. These estimates may be adversely affected by, among other things, the continued availability of personnel and system resources, the accurate identification of all relevant computer codes, the success of remediation efforts, the effectiveness of the Company's contingency plans and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those contemplated.

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

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this document are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for the Company's products, changes in raw material and equipment costs and availability, seasonal changes in customer orders, pricing actions by the Company's competitors, changes in estimates of the readiness of the Company or its vendors and customers with regard to Year 2000 issues and the significance of costs thereof, and general changes in economic condition.

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

     In addition, the Company has filed herewith the following exhibits:

     27.0 Financial Data Schedule for the period ended September 27, 1998 (filed in electronic form only).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarterly period ended September 27, 1998.



                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WORLD COLOR PRESS, INC.




Date:     November 10, 1998             By:/s/  MICHAEL D. HELFAND
                                           -----------------------
                                        Michael D. Helfand
                                        Executive Vice President, Chief
                                        Financial Officer