Form 10-K405
period 1998-12-27
WORLD COLOR PRESS INC /DE/
filed 1999-03-26
CIK 780117

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended December 27, 1998 Commission file number 1-11802

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The only class of voting securities of World Color Press, Inc. is its common stock, par value $.01 per share (the "Common Stock"). On March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $918 million.

                            -----------------------
 The number of shares of the Common Stock outstanding as of March 12, 1999:
 38,131,836
                            -----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits as listed on the Exhibit Index and filed with registrant's registration statement on Form S-1 (No. 33-99676), Form S-8 (No. 333-47743), Form S-1 (No. 33-59490) and Form S-4 (No. 333-74087) under the  Securities Act of 1933,  as amended, are incorporated  by reference into
 Part IV of this Form 10-K. Portions of the registrant's 1998 Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-
 K. Portions of the registrant's definitive Proxy Statement dated March 26, 1999 are incorporated by reference into Part III of this Form 10-K.
==============================================================================

                                  INDEX



                                                                     PAGE
                                                                     ----

  PART I

  ITEM 1.         Business . . . . . . . . . . . . . . . . . . . . .    1
  ITEM 2.         Properties . . . . . . . . . . . . . . . . . . . .    6
  ITEM 3.         Legal Proceedings. . . . . . . . . . . . . . . . .    7
  ITEM 4.         Submission of Matters to a Vote of Security
                  Holders. . . . . . . . . . . . . . . . . . . . . .    7

  PART II

  ITEM 5.         Market for Registrant's Common Equity and Related
                  Stockholder Matters. . . . . . . . . . . . . . . .    8
  ITEM 6.         Selected Financial Data. . . . . . . . . . . . . .    8
  ITEM 7.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . .    8
  ITEM 7A.        Quantitative and Qualitative Disclosures about
                  Market Risk. . . . . . . . . . . . . . . . . . . .    9
  ITEM 8.         Financial Statements and Supplementary Data. . . .    9
  ITEM 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure. . . . . . . .    9

  PART III

  ITEM 10.        Directors and Executive Officers of the
                  Registrant . . . . . . . . . . . . . . . . . . . .    9
  ITEM 11.        Executive Compensation . . . . . . . . . . . . . .    9
  ITEM 12.        Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . .    9
  ITEM 13.        Certain Relationships and Related Transactions . .    9

  PART IV

  ITEM 14.        Exhibits, Financial Statement Schedule and Reports
                  on Form 8-K. . . . . . . . . . . . . . . . . . . .   10

  SIGNATURES       . . . . . . . . . . . . . . . . . . . . . . . . .   18

                                  PART  I

     ITEM 1.   BUSINESS.

     GENERAL

     We are an industry leader in the management and distribution of print and digital information. We are the second largest diversified commercial printer in the United States, providing digital prepress, press, binding, distribution and multi-media services to customers in the commercial, magazine, catalog, direct mail, book and directory markets. Founded in 1903, we currently operate 52 facilities with a network of sales offices nationwide. Through selective acquisitions and internal expansion, we have strategically positioned ourselves as a full-service provider of high technology solutions for our customers' imaging, print and distribution needs.

     We operate in one business segment -- printing services. The following table presents the percentage of total revenue contributed by each market sector during the past three fiscal years.

                             1998      1997      1996

     Commercial               26%       23%       27%
     Magazines                28        30        29
     Catalogs                 24        24        27
     Direct Mail               8         7         9
     Books                    10        11         2
     Directories               4         5         6
                             ----      ----      ----
     TOTAL:                  100%      100%      100%
                             ====      ====      ====


     We completed five acquisitions in calendar year 1998: Magna Graphic, Inc. (January), a prepress operation servicing customers primarily in the educational textbook market, Dittler Brothers, Incorporated (March), a direct mail and commercial printing operation, Acme Printing Company, Inc. (April), a commercial printer and Century Graphics Corporation (February) and Great Western Publishing, Inc. (December, fiscal year
     1999), two operations serving customers in the retail insert market. The above table includes the revenues we recognized from these operations from their respective acquisition dates in 1998.

     Substantially all sales are made to customers through our employees based upon customer specification. A significant amount of our sales are made pursuant to term contracts with our customers, with the remainder being made on an order-by-order basis. As a result, we have a significant backlog of orders. No customer accounted for more than 5% of our net sales in 1998. In our opinion, the loss, at substantially the same time, of all of the business provided by any one of our largest customers could have an adverse effect upon us.

     MARKET SECTORS

     COMMERCIAL. We are a premier printer of virtually all of the different kinds of printed materials used by businesses to promote their goods and services to other businesses, investors and consumers. We print high quality specialty products such as annual reports (including our own) and automobile and travel brochures. We are also a leading printer of product brochures, bill stuffers, informational marketing materials and other advertising supplements.

     We also print freestanding inserts and retail inserts for established national and regional retailers and are the second largest offset printer of retail advertising inserts in the United States. We are an industry leader in three highly specialized areas: (1) complex personalized direct response materials; (2) unique and intricate consumer-involvement promotional materials such as scratch-off game pieces; and (3) airline guides and hotel directories.

     With a broad range of specialized equipment and focused attention to customer service, we provide our commercial customers with format flexibility, high-speed production and the ability to print high quality commercial products from start to finish at one full-service source. We believe our reputation for and dedication to innovation and leadership in specialized services will allow us to enjoy continued loyalty from our customers.

     MAGAZINES. We believe that we are the second largest printer of consumer magazines in the United States. Our principal competitors in this sector consist of three diversified printing companies. Our publication customer base includes some of the largest and most established consumer magazine publishers in a diverse range of market categories. The popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which we believe provides us with a significant advantage over competitors whose customers may be more susceptible to such downturns.

     A majority of our magazine printing is performed under contracts with remaining terms of between one and ten years, the largest of which are with customers with whom we have had relationships for, on average, more than 20 years. We have extended a majority of such contracts beyond their initial expiration dates and intend to continue this practice when economically practicable.

     CATALOGS. We are a leading printer for the U.S. catalog market. We currently print many of the most well known catalog titles. In addition, our business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries. Our key competitors in the catalog market consist of four diversified commercial printers whose facilities enable them to compete in the national market and smaller local and regional printers who compete for regional business.

     DIRECT MAIL.   Direct mail marketing services are an important and
     growing component of many businesses' marketing programs and overall U.S. advertising expenditures. We print direct mail materials such as booklets, inserts, bill stuffers and other advertisements. In addition, we provide direct marketers with direct imaging, personalization and other lettershop services. We believe that we are the only direct mail printer capable of providing complex personalization for both short and long-run projects.

     BOOKS. We print mass-market, racksize books and hardcover books for the consumer, education and reference markets. We service many of the largest U.S. publishers.

     DIRECTORIES. We have printed directories since 1981, predominately for Pacific Bell. We print four-color white-page and yellow-page directories for Pacific Bell under a contract which extends through the year 2002 and which can be extended by Pacific Bell for up to an additional three years. We print more than 100 different regional directory titles for Pacific Bell and certain other customers.

     CURRENT SERVICES

     DIGITAL AND PREPRESS SERVICES. We are a leader in the transition from conventional prepress to an all-digital workflow, providing a complete spectrum of film and digital preparation services, from traditional paste-up and color separations to state-of-the-art, all-digital prepress, as well as digital imaging and digital archiving. Our ten specialized digital and prepress facilities, which are strategically located close to our customers, provide high quality, 24-hour preparatory services linked directly to our various printing facilities. In addition, our computer systems enable us to exchange images and textual material electronically directly between our facilities and the customers' business locations. The integrated prepress operations provide us with competitive advantages over traditional prepress shops that are not able to provide the same level of integrated services. Our digital group also provides multi-media services such as the transformation of customers' existing printed and digital material into interactive media such as user-friendly information kiosk systems, Internet web sites, corporate intranets, CD-ROM's and computer laptop sales presentations. Our digital services group has provided a natural opportunity for our cross-selling efforts by offering integrated prepress and multi-media services to our print customers who may have historically used third-party suppliers for their prepress and multi-media needs.

     PRESS AND BINDING SERVICES. We believe that we provide our customers with access to state-of-the-art technology in all phases of the printing and binding process, including, among others, wide-web presses, computerized quality information systems, computer-to-plate and digital processing systems, high speed binding and personalization capabilities and robotic material handling. Wide-web press technology, which only a small number of well-capitalized printers are able to justify, generates a significant cost savings on longer press runs. Computerized quality information systems provide us and our customers with instant analysis of the quality of the printing, thereby enabling us to improve our performance and plan preventive maintenance of our equipment more effectively. Computer-to-plate and digital processing technologies eliminate the use of film which significantly reduces costs and production time and enables our customers to extend their production deadlines. Our personalization capabilities allow customers to include different content, whether advertising or editorial or both, within different copies of their product depending upon the geographic, demographic and subscriber specifications of their readers.

     We operate web and sheetfed offset, rotogravure and flexographic presses. We believe that the variety and capabilities of our presses and other production equipment allow us to meet the broad range of our customers' printing needs and be the full service provider demanded by the market. This capacity provides us with the competitive advantage over those smaller printers who are unable to meet this demand.

     DISTRIBUTION AND LOGISTICS. We believe that our sophisticated mailing and distribution capabilities are among the best in the industry. We maintain a network of strategic regional locations from which we provide customers important local access to our nationwide services. Nearly all of our printing facilities dedicated to servicing our magazine, catalog and direct mail customers are strategically located in the mid-region of the country. We believe that the size of these printing plants and their central location and close proximity to each other provide us with a significant advantage in distribution capabilities, enabling us to distribute a greater volume of product than our competitors to a wider target market at a lower cost. We also operate facilities on the west and east coasts which serve more regionalized needs. We use computerized cost studies to examine the benefits of pooled and palletized mailing for each customer to develop an efficient and cost effective distribution plan designed to ensure that the customer's product reaches consumers at narrowly specified delivery times.

     COMPETITION

     Although we are one of the largest diversified commercial printers in the United States, the industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality, range of services offered, distribution capabilities, customer service, availability of printing time on appropriate equipment and state-of-the-art technology. We compete for commercial business not only with large national printers, but also with smaller regional printers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local services, printers with better access to certain regions of the country may have a competitive advantage in such a region.

     The printing industry is experiencing excess capacity. Further, the industries that we serve have been subject to consolidation efforts, leading to a smaller number of potential customers who exercise increased pricing leverage over the industry. Primarily as a result of this excess capacity and customer consolidation, there has been, and will continue to be, downward pricing pressure and increased competition in the printing industry.

     RAW MATERIALS

     The primary raw materials required in a printing operation are ink and paper. We supply all of the ink and a substantial amount of the paper used in the printing process. Our net sales include sales to certain customers of paper that we purchase. We provide warehouse space for both ourselves and customer supplied paper. The price of paper is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. The paper market firmed in pricing from early 1997 to late 1997. In early 1998 paper pricing softened from late 1997 price levels. Prices continued to decline throughout 1998 as availability became plentiful for most grades of paper. We anticipate that pricing will continue to soften in 1999. We believe we have adequate allocations with our paper suppliers to meet our customers' needs. Our contracts with our customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services.

     Our materials management program capitalizes on our purchasing power in order to minimize materials costs while optimizing inventory management. In addition, our strong commercial relationships with a relatively small number of suppliers allow us to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets our specifications. We are not dependent upon any one source for our paper or ink. Given the volume of our purchases, we are generally able to obtain quality paper, ink and other materials at competitive prices. We believe that an adequate supply of ink is available.

     ENVIRONMENTAL COMPLIANCE

     We are subject to regulation under various and changing federal, state and local laws relating to the environment and to employee safety and health. These environmental regulations relate to the generation, storage, transportation, disposal and emission into the environment of various substances. Permits are required for operation of our business (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. We believe that we are in substantial compliance with such laws and permitting requirements. We are also subject to regulation under various and changing federal, state and local laws which allow regulatory authorities to compel (or to seek reimbursement for) clean-up of environmental contamination at our own sites and at facilities where our waste is or has been disposed.

     We have internal controls and personnel dedicated to compliance with all applicable environmental laws. We estimate that capital expenditures in 1999 required to comply with federal, state and local provisions for environmental controls, as well as expenditures for our share of costs for environmental clean-up, if any, will not be material and will not have a material adverse effect on us. We expect to incur ongoing capital and operating costs to maintain compliance with applicable environmental laws, which costs we do not expect to be, in the aggregate, material.

     RESEARCH AND DEVELOPMENT

     Suppliers of equipment and materials used by companies such as us perform most of the research and development related to the printing industry. Accordingly, our expenses and capital investments for research and development are not material. We do, however, dedicate significant resources to improving our operating efficiencies and the services we provide to our customers. In an effort to realize increased efficiencies in our printing processes, we have made significant investments in state-of-the-art equipment, including new press and binding technology, digital photography, computer-to-plate and digital processing technology and real-time product quality monitoring systems.

     EMPLOYEES

     As of March 1, 1999, we had over 16,000 employees, approximately 16% of who were represented by unions. As of March 1, 1999 approximately 1,600 of such union employees, in two different facilities, were covered under several different contracts which have expired and are currently under negotiation.

     The balance of our union employees are covered under contracts which expire during 1999, 2000 and 2002.

     ITEM 2.   PROPERTIES.

     Our corporate office is currently located in leased facilities in Greenwich, Connecticut. Production facilities are located throughout the United States, as set forth below. We believe our facilities provide adequate productive capacity for our needs. Summary information regarding our facilities is set forth as follows:

          USE AND LOCATION                OWNED/LEASED SQUARE FOOTAGE
          ----------------                ------------ --------------
          CORPORATE HEADQUARTERS:
          Greenwich, Connecticut . . . .     Leased            55,000
          PRINTING PLANTS:
          Atlanta, Georgia . . . . . . .     Owned            129,000
          Augusta, Georgia . . . . . . .     Owned            700,000
          Aurora, Illinois . . . . . . .     Owned            226,000
          Brookfield, Wisconsin. . . . .     Owned            309,000
          Corinth, Mississippi . . . . .     Owned            630,000
          Covington, Tennessee . . . . .     Owned            535,000
          Dresden, Tennessee . . . . . .     Owned            678,000
          Dyersburg, Tennessee . . . . .     Owned            869,000
          Elk Grove Village, Illinois. .     Owned            177,000
          Elk Grove Village, Illinois. .     Leased            93,000
          Effingham, Illinois. . . . . .     Owned            570,000
          Enfield, Connecticut . . . . .     Owned             75,000
          Jonesboro, Arkansas. . . . . .     Owned            400,000
          Lebanon, Ohio. . . . . . . . .     Owned            270,000
          Los Angeles, California. . . .     Leased           283,000
          Merced, California . . . . . .     Owned            460,000
          Metairie, Louisiana. . . . . .     Owned            106,000
          North Haven, Connecticut . . .     Owned            440,000
          Oakwood, Georgia . . . . . . .     Owned            251,000
          Oberlin, Ohio. . . . . . . . .     Owned            110,000
          Oklahoma City, Oklahoma. . . .     Owned            220,000
          Omaha, Nebraska. . . . . . . .     Owned             52,000
          Ontario, California. . . . . .     Leased            39,000
          Orlando, Florida . . . . . . .     Leased           191,000
          Phoenix, Arizona . . . . . . .     Leased            83,000
          Red Bank, Ohio . . . . . . . .     Owned            180,000
          Salem, Illinois. . . . . . . .     Owned            688,000
          Salt Lake City, Utah . . . . .     Leased            39,000
          South Windsor, Connecticut . .     Owned             42,000
          Stafford, Texas. . . . . . . .     Leased            60,000
          Stillwater, Oklahoma . . . . .     Owned            332,000
          Taunton, Massachusetts . . . .     Owned            358,000
          Versailles, Kentucky . . . . .     Owned          1,058,000
          Wilmington, Massachusetts. . .     Leased           195,000
          Winchester, Virginia . . . . .     Owned             96,000


          DIGITAL SERVICES/PREPRESS:
          Arlington Heights, Illinois. .     Leased            18,000
          Charlotte, North Carolina. . .     Leased            25,000
          Lake Mary, Florida . . . . . .     Leased            19,000
          Lexington, Kentucky. . . . . .     Leased            27,000
          Los Angeles, California. . . .     Leased            22,000
          New York, New York . . . . . .     Leased             6,000
          Orlando, Florida . . . . . . .     Leased            18,000
          St. Charles, Missouri. . . . .     Leased            20,000
          Warren, Michigan . . . . . . .     Leased            12,000
          Washington, D.C. . . . . . . .     Owned             67,000
          DISTRIBUTION:
          Altamont, Illinois . . . . . .     Leased            27,000
          Bensenville, Illinois
            (DISTRIBUTION/BINDERY) . . .     Owned            307,000
          Flora, Illinois. . . . . . . .     Owned            120,000
          Lexington, Kentucky. . . . . .     Leased            26,000
          Lexington, Kentucky. . . . . .     Leased           240,000
          Trenton, Tennessee . . . . . .     Leased            96,000
          WAREHOUSE:
          Dresden, Tennessee . . . . . .     Leased            35,000
          Elk Grove Village, Illinois. .     Leased           102,000
          Jonesboro, Arkansas. . . . . .     Leased            76,000
          Memphis, Tennessee . . . . . .     Leased           100,000
          Newburn, Tennessee . . . . . .     Leased            68,000
          Versailles, Kentucky . . . . .     Leased            27,000
          West Annex, Oklahoma . . . . .     Owned             26,000
          Winchester, Virginia . . . . .     Leased            20,000


     In addition, we maintain an extensive network of sales offices located throughout the United States. We believe that none of our leases are material to our operations and that such leases were entered into on market terms.

     ITEM 3.  LEGAL PROCEEDINGS.
     We do not believe that there are any pending legal proceedings, which, if adversely determined, could have a material adverse effect on our financial condition or results of operations, taken as a whole.

     There were no material pending legal proceedings that were terminated in the fourth quarter of the fiscal year ended December 27, 1998.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                               PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS.

     MARKET PRICE RANGE OF COMMON STOCK

     Our Common Stock is listed on the New York Stock Exchange under the symbol: WRC. At March 12, 1999 there were approximately 138 registered holders of record of our Common Stock. The following table sets forth the range of the high and low sales prices of the Common Stock as quoted on the New York Stock Exchange for 1997 and 1998. We did not pay dividends during 1997 or 1998.

       1997                             High             Low          Close

       First Quarter                    22 5/8           18 1/8       20 1/4
       Second Quarter                   26 1/4           19 5/8       24 1/8
       Third Quarter                    32 7/16          23 1/4       29 9/16
       Fourth Quarter                   30 1/4           22 11/16     25 15/16

       1998                             High             Low          Close

       First Quarter                    34 3/4           25 3/8       34 1/8
       Second Quarter                   35 11/16         29 7/8       33 1/16
       Third Quarter                    36 1/4           26           29 1/2
       Fourth Quarter                   34 3/4           22 3/4       27 1/8


     DIVIDEND POLICY

     We do not anticipate declaring and paying cash dividends on the Common Stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on the Common Stock will be made by our Board of Directors from time to time in the exercise of its prudent business judgment, taking into account, among other things, our results of operations and financial condition, any then existing or proposed commitments for our use of available funds, and our obligations with respect to any then outstanding class or series of our preferred stock. We are restricted by the terms of certain of our outstanding debt and financing agreements from paying cash dividends on our Common Stock.

     ITEM 6.     SELECTED FINANCIAL DATA.

     See "Selected Financial Data" on page 19 of our Annual Report to Stockholders, which information is incorporated by reference herein.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See "Management's Discussion and Analysis" on pages 20 - 24 of our Annual Report to Stockholders, which information is incorporated by reference herein.

     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
     RISK.

     For quantitative and qualitative disclosures about market risk, see the notes to the consolidated financial statements (Note 7) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources" on pages 21 - 23 of our Annual Report to Stockholders, incorporated herein by reference.

     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements described in Item 14(a) of this report are incorporated herein. The supplementary quarterly data set forth in Note 17 on page 40 of our Annual Report to Stockholders is incorporated herein by reference.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                  PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     See "Election of Directors" on pages 3 - 6; "Executive Officers" on pages 12 - 13 and "Other Matters" on page 22 of our definitive Proxy Statement dated March 26, 1999, which information is incorporated herein by reference.

     ITEM 11.  EXECUTIVE COMPENSATION.

     See "Director Compensation" on page 7; "Executive Compensation -- Summary Compensation Table," "-- Option Grants in 1998," "-- Aggregate Option Exercises in Fiscal 1998 and Fiscal Year-End Option Values," "-- Compensation Under Retirement Plans," "-- Agreements With Named Executive Officers," "--Board Compensation Report on Executive Compensation" and "-- Compensation Committee Interlocks and Insider Participation" on pages 14 - 20 and "Performance Information" on page 21 of our definitive Proxy Statement dated March 26, 1999, which information is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT.

     See "Stock Ownership of Certain Beneficial Owners and Management" on pages 10 - 11 of our definitive Proxy Statement dated March 26, 1999, which information is incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See "Certain Relationships and Related Transactions" on page 9 of our definitive Proxy Statement dated March 26, 1999, which information is incorporated herein by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a)  The following documents are filed as a part of this report:

           (i)   Financial Statements

                 Our consolidated financial statements, as included in
                 Part II, Item 8, are as follows:


                                                                    Page in 1998
                                                                Annual Report to
                                                                    Stockholders
                                                                    ------------
     Independent Auditors' Report                                           25

     Consolidated Balance Sheets as of December 27, 1998 and
       December 28, 1997                                                    26

     Consolidated Statements of Operations for the Years ended
       December 27, 1998 , December 28, 1997 and December 29, 1996          27

     Consolidated Statements of Stockholders' Equity for the
       Years ended December 27, 1998, December 28, 1997 and
       December 29, 1996                                                    28

     Consolidated Statements of Cash Flows for the Years ended
       December 27, 1998, December 28,  1997 and December 29, 1996          29

     Notes to Consolidated Financial Statements                       30 -  40

          (ii)   Financial Statement Schedule:

                 Independent Auditors' Report, as set forth on page 16 of this report.

                 Schedule II, Valuation and Qualifying Accounts, as set forth on page 17 of this report.

                 All other schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes there to.

         (iii)   Exhibits:

EXHIBIT NO.                             DESCRIPTION

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

4.1 Indenture (the "Convert Indenture") between World Color Press, Inc. and State Street Bank and Trust Company, as trustee, relating to World Color's 6% Convertible Senior Subordinated Notes due 2007 (the "Converts"), incorporated by reference to Exhibit 4.1 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

4.2 Specimen of Converts (included in the Convert Indenture, incorporated by reference as Exhibit 4.1).

4.3 Indenture between World Color Press, Inc. and The Bank of New York, as trustee, relating to World Color's 8-3/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.1 to World Color's Registration Statement on Form S-4 (No. 333-74087) under the Securities Act of 1933, as amended (the "World Color Debt S-4").

4.4 Specimen of World Color's 8-3/8% Senior Subordinated Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 4.3).

4.5 Indenture between World Color Press, Inc. and The Bank of New York, as trustee, relating to World Color's 7-3/4% Senior Subordinated Notes due 2009, incorporated by reference to Exhibit 4.3 to the World Color Debt S-4.

4.6 Specimen of World Color's 7-3/4% Senior Subordinated Notes due 2009 (included in the Indenture incorporated by reference as Exhibit 4.5).

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

10.6 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of June 4, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.7 Sixth Amendment to Second Amended and Restated Credit Agreement dated as of November 11, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.1 to the World Color Debt S-4.

10.8 Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 23, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.2 to the World Color Debt S-4.

10.9 Limited Consent and Eighth Amendment to Second Amended and Restated Credit Agreement dated as of February 3, 1999, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.3 to the World Color Debt S-4.

10.10 Receivables Sale Agreement dated as of June 30, 1997 among World Color Finance, Inc., as Seller, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party to the agreement, ABN AMRO Bank N.V., as the Enhancer, and the Windmill Funding Corporation, incorporated by reference to Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

EXHIBIT NO.                             DESCRIPTION

10.11 Receivables Purchase Agreement dated as of June 30, 1997 between World Color Press, Inc., and World Color Finance, Inc., incorporated by reference to Exhibit 10.5 to the World Color QuarterlY Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.12 Indemnity Agreement dated as of June 30, 1997, made by and between World Color Press, Inc. and ABN AMRO Bank N.V., as agent, incorporated by reference to Exhibit 10.6 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.13 Form of Unitholders Agreement, incorporated by reference to Exhibit
       10.21 to World Color's Registration Statement on Form S-1 (No. 33-59490) under the Securities Act of 1933, as amended (the "World Color Debt S-1").

10.14 Form of Optionholders Agreement between World Color and the
       Optionholders (as defined therein), incorporated by reference to
       Exhibit 10.23 to the World Color Debt S-1.

10.15 Second Amended and Restated Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.9 to World Color's
       Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.16 The Restricted Stock Plan of World Color Press, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.17 Form of World Color Press Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.18 1998 Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.5 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.19 Form of World Color Stock Option Agreement, incorporated by reference to Exhibit 10.25 to the World Color Debt S-1.

10.20 Letter Agreement, dated as of November 4, 1991, between World Color and Marc L. Reisch regarding certain severance arrangements, incorporated by reference to Exhibit 10.26 to the World Color Debt S-1.

10.21 Letter Agreement, dated as of May 27, 1998, between World Color and Jennifer L. Adams regarding certain severance arrangements.

10.22 Third Amendment to the World Color Press, Inc. Supplemental Executive Retirement Plan,incorporated by reference to Exhibit 10.18 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.23 The World Color Press, Inc. Third Amended and Restated Supplemental Retirement Plan as of May 11, 1998 incorporated by reference to Exhibit
       10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.24 Trust under the World Color Press, Inc. Supplemental Retirement Plan, dated as of October 12, 1995, by and between World Color and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.2 to the World Color Form 10-Q for the quarterly period ended October 1, 1995.

EXHIBIT NO.                             DESCRIPTION

10.25 The World Color Press, Inc. Second Amended and Restated Supplemental Retirement Plan dated June 14, 1995, as amended July 15, 1997, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.26 Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.27 Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.28 Form of Amended and Restated 1995 Senior Management Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.29 Form of Stock Option Agreement between World Color and certain Optionholders, incorporated by reference to Exhibit 4.7 to the World Color Registration Statement on Form S-8 (No. 333-47743) under the Securities Act of 1933, as amended.

10.30 Amended and Restated Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., KKR Partners II, L.P., Manufacturing Acquisition Associates, L.P., PACE Equity Associates,
       L.P., KKR Associates, L.P., Merrill Lynch Capital Appreciation PSHP,
       No. 1, L.P., Merrill Lynch Offshore LBO Partnership No. 1, Merrill
       Lynch Employees LBO Partnership No. 1, Merrill Lynch Kecalp L.P. 1984, Merrill Lynch Kecalp L.P. 1986 and Merrill Lynch L.P. Holdings, Inc., incorporated by reference to Exhibit 10.24 to the World Color Equity S-1.

10.31 Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., APC Associates, GR Associates and WCP Associates, incorporated by reference to Exhibit 10.25 to the World Color Equity S-1.

10.32 Promissory Note dated March 12, 1998, given by James E. Lillie.

10.33 Promissory Note dated March 12, 1998, given by Robert B. Lewis.

10.34 Stock Option Agreement dated as of February 26, 1999.

10.35 Stock Option Agreement dated as of February 26, 1999.

10.36 Stock Option Agreement dated as of February 26, 1999.

13.0 Pages 19 - 40 of the 1998 Annual Report to Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report to Stockholders is not part of this filing).

21.0  Subsidiaries of World Color.

23.1  Independent Auditors' Consent.

27.1  Financial Data Schedule for the year ended December 27, 1998.

(b)  Reports on Form 8-K

The registrant filed a Current Report on Form 8-K dated February 6, 1998, in respect of the appointment of Michael D. Helfand to Executive Vice President, Chief Financial Officer. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated February 5, 1998).

The registrant filed a Current Report on Form 8-K dated November 18, 1998, in respect to the issuance of $300 million of Senior Subordinated Notes due 2008. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated November 13, 1998).

The registrant filed a Current Report on Form 8-K dated December 11, 1998, in respect of the appointment of Robert B. Lewis to Executive Vice President, Chief Financial Officer. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated December 9, 1998).

The registrant filed a Current Report on Form 8-K dated February 23, 1999, in respect to the issuance of $300 million of Senior Subordinated Notes due 2009. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated February 17, 1999).

     INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Stockholders of World Color Press, Inc.:

     We have audited the consolidated financial statements of World Color Press, Inc. and subsidiaries as of December 27, 1998 and December 28, 1997, and for each of the three years in the period ended December 27, 1998, and have issued our report thereon dated February 3, 1999; such consolidated financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of World Color Press, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


     DELOITTE & TOUCHE LLP

     New York, New York
     February 3, 1999
     (except for the last paragraph of Note 14, as to which the date is February 26, 1999, and except for Note 18, as to which the date is March 9, 1999)

SCHEDULE II

WORLD COLOR PRESS, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)


--------------------------------------------------------------------------------

                                     Additions                Other
                            Balance  Charged to             Charges-     Balance
                           Beginning Costs and Deductions- Add (Deduct)  at End
Classification              Of Year   Expenses   Describe    Describe    of Year
YEAR ENDED DECEMBER 27, 1998
Allowance for  uncollectible
  accounts receivable         $9,287   $2,428   $2,545(1)   $1,468(2)    $10,638

YEAR ENDED DECEMBER 28, 1997
Allowance for  uncollectible
  accounts receivable         $8,476   $7,193   $8,345(1)   $1,963(2)    $ 9,287

YEAR ENDED DECEMBER 29, 1996
Allowance for  uncollectible
  accounts receivable         $6,356   $1,454   $  834(1)   $1,500(2)    $ 8,476



(1) Write-offs of receivables, net of recoveries.
(2) Balance of acquired companies at acquisition date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WORLD COLOR PRESS, INC.
                                       (Registrant)


Date:  March 26, 1999              By:  /s/ Robert B. Lewis
                                        --------------------
                                        Robert B. Lewis
                                        Executive Vice President,
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 26, 1999.


SIGNATURES                                        TITLES

/s/  Robert G. Burton                             Chairman of the Board of
----------------------                            Directors
     Robert G. Burton                             and Chief Executive Officer
                                                  (Principal Executive Officer)

/s/  Robert B. Lewis                              Executive Vice President,
---------------------                             Chief Financial Officer
     Robert B. Lewis                              (Principal Financial
                                                  Officer; Principal
                                                  Accounting Officer)

/s/  Gerald S. Armstrong                          Director
------------------------
     Gerald S. Armstrong


                                                  Director
------------------------
     Patrice M. Daniels


                                                  Director
------------------------
     Dr. Mark J. Griffin



/s/  Alexander Navab, Jr.                         Director
-------------------------
     Alexander Navab, Jr.


/s/  Marc L. Reisch                               Director and President
-------------------------
     Marc L. Reisch


/s/  Scott M. Stuart                              Director
------------------------
     Scott M. Stuart

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION

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

4.1 Indenture (the "Convert Indenture") between World Color Press, Inc. and State Street Bank and Trust Company, as trustee, relating to World Color's 6% Convertible Senior Subordinated Notes due 2007 (the "Converts"), incorporated by reference to Exhibit 4.1 to World Color's Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

4.2 Specimen of Converts (included in the Convert Indenture, incorporated by reference as Exhibit 4.1).

4.3 Indenture between World Color Press, Inc. and The Bank of New York, as trustee, relating to World Color's 8-3/8% Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.1 to World Color's Registration Statement on Form S-4 (No. 333-74087) under the Securities Act of 1933, as amended (the "World Color Debt S-4").

4.4 Specimen of World Color's 8-3/8% Senior Subordinated Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 4.3).

4.5 Indenture between World Color Press, Inc. and The Bank of New York, as trustee, relating to World Color's 7-3/4% Senior Subordinated Notes due 2009, incorporated by reference to Exhibit 4.3 to the World Color Debt S-4.

4.6 Specimen of World Color's 7-3/4% Senior Subordinated Notes due 2009 (included in the Indenture incorporated by reference as Exhibit 4.5).

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

10.6 Fifth Amendment to Second Amended and Restated Credit Agreement dated as of June 4, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.7 Sixth Amendment to Second Amended and Restated Credit Agreement dated as of November 11, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.1 to the World Color Debt S-4.

10.8 Seventh Amendment to Second Amended and Restated Credit Agreement dated as of November 23, 1998, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.2 to the World Color Debt S-4.

10.9 Limited Consent and Eighth Amendment to Second Amended and Restated Credit Agreement dated as of February 3, 1999, by and among World Color Press, Inc., the Lenders party to the Second Amended and Restated Credit Agreement, as amended, Bankers Trust Company, as Administrative Agent, and the Guarantors listed on the signature pages, incorporated by reference to Exhibit 10.3 to the World Color Debt S-4.

10.10 Receivables Sale Agreement dated as of June 30, 1997 among World Color Finance, Inc., as Seller, ABN AMRO Bank N.V., as the Agent, the Liquidity Providers from time to time party to the agreement, ABN AMRO Bank N.V., as the Enhancer, and the Windmill Funding Corporation, incorporated by reference to Exhibit 10.4 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

EXHIBIT NO.                             DESCRIPTION

10.11 Receivables Purchase Agreement dated as of June 30, 1997 between World Color Press, Inc., and World Color Finance, Inc., incorporated by reference to Exhibit 10.5 to the World Color QuarterlY Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.12 Indemnity Agreement dated as of June 30, 1997, made by and between World Color Press, Inc. and ABN AMRO Bank N.V., as agent, incorporated by reference to Exhibit 10.6 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.13 Form of Unitholders Agreement, incorporated by reference to Exhibit
       10.21 to World Color's Registration Statement on Form S-1 (No. 33-59490) under the Securities Act of 1933, as amended (the "World Color Debt S-1").

10.14 Form of Optionholders Agreement between World Color and the
       Optionholders (as defined therein), incorporated by reference to
       Exhibit 10.23 to the World Color Debt S-1.

10.15 Second Amended and Restated Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.9 to World Color's
       Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.16 The Restricted Stock Plan of World Color Press, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.17 Form of World Color Press Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.18 1998 Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.5 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.19 Form of World Color Stock Option Agreement, incorporated by reference to Exhibit 10.25 to the World Color Debt S-1.

10.20 Letter Agreement, dated as of November 4, 1991, between World Color and Marc L. Reisch regarding certain severance arrangements, incorporated by reference to Exhibit 10.26 to the World Color Debt S-1.

10.21 Letter Agreement, dated as of May 27, 1998, between World Color and Jennifer L. Adams regarding certain severance arrangements.

10.22 Third Amendment to the World Color Press, Inc. Supplemental Executive Retirement Plan,incorporated by reference to Exhibit 10.18 to World Color's Annual Report on Form 10-K for the fiscal year ended December 25, 1994.

10.23 The World Color Press, Inc. Third Amended and Restated Supplemental Retirement Plan as of May 11, 1998 incorporated by reference to Exhibit
       10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 28, 1998.

10.24 Trust under the World Color Press, Inc. Supplemental Retirement Plan, dated as of October 12, 1995, by and between World Color and Harris Trust and Savings Bank, incorporated by reference to Exhibit 10.2 to the World Color Form 10-Q for the quarterly period ended October 1, 1995.

EXHIBIT NO.                             DESCRIPTION

10.25 The World Color Press, Inc. Second Amended and Restated Supplemental Retirement Plan dated June 14, 1995, as amended July 15, 1997, incorporated by reference to Exhibit 10.1 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.26 Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.2 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.27 Stock Option Agreement dated as of June 12, 1997, incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended September 28, 1997.

10.28 Form of Amended and Restated 1995 Senior Management Stock Option Plan of World Color Press, Inc., incorporated by reference to Exhibit 10.3 to the World Color Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997.

10.29 Form of Stock Option Agreement between World Color and certain Optionholders, incorporated by reference to Exhibit 4.7 to the World Color Registration Statement on Form S-8 (No. 333-47743) under the Securities Act of 1933, as amended.

10.30 Amended and Restated Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., KKR Partners II, L.P., Manufacturing Acquisition Associates, L.P., PACE Equity Associates,
       L.P., KKR Associates, L.P., Merrill Lynch Capital Appreciation PSHP,
       No. 1, L.P., Merrill Lynch Offshore LBO Partnership No. 1, Merrill
       Lynch Employees LBO Partnership No. 1, Merrill Lynch Kecalp L.P. 1984, Merrill Lynch Kecalp L.P. 1986 and Merrill Lynch L.P. Holdings, Inc., incorporated by reference to Exhibit 10.24 to the World Color Equity S-1.

10.31 Registration Rights Agreement, dated as of November 20, 1995, among World Color Press, Inc., APC Associates, GR Associates and WCP Associates, incorporated by reference to Exhibit 10.25 to the World Color Equity S-1.

10.32 Promissory Note dated March 12, 1998, given by James E. Lillie.

10.33 Promissory Note dated March 12, 1998, given by Robert B. Lewis.

10.34 Stock Option Agreement dated as of February 26, 1999.

10.35 Stock Option Agreement dated as of February 26, 1999.

10.36 Stock Option Agreement dated as of February 26, 1999.

13.0 Pages 19 - 40 of the 1998 Annual Report to Stockholders (with the exception of the pages incorporated by reference herein, the Annual Report to Stockholders is not part of this filing).

21.0  Subsidiaries of World Color.

23.1  Independent Auditors' Consent.

27.1  Financial Data Schedule for the year ended December 27, 1998.