Form 10-Q
period 1999-03-28
WORLD COLOR PRESS INC /DE/
filed 1999-05-11
CIK 780117

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999    COMMISSION FILE NUMBER 1-11802

                                [Logo ommitted]

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

At May 5, 1999, 38,091,422 shares of the registrant's common stock, $.01 par value, were outstanding.
==============================================================================


WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999
INDEX
--------------------------------------------------------------------------------





                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of March 28, 1999 and
           December 27, 1998.............................................    3
         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 28, 1999 and March 29, 1998................    4
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 28, 1999 and March 29, 1998................    5
         Notes to Condensed Consolidated Financial Statements............  6-7
         Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 8-12

PART II. OTHER INFORMATION...............................................   13

                                     2


WORLD COLOR PRESS, INC.

PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 28, 1999 AND DECEMBER 27, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                     MARCH 28,      DECEMBER 27,
                                                       1999             1998
                                                    (Unaudited)        (Note)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                       $    81,245     $   199,932
   Accounts receivable - net                           201,575         229,209
   Inventories                                         279,756         276,111
   Deferred income taxes                                15,386          16,986
   Other                                                71,974          63,729
                                                   -----------     -----------
       Total current assets                            649,936         785,967

   Property, plant and equipment, at cost            1,688,384       1,613,674
   Accumulated depreciation and amortization          (757,974)       (727,675)
                                                   -----------     -----------
    Property, plant and equipment - net                930,410         885,999

   Goodwill - net                                      746,152         647,085
   Other                                                95,583         114,835
                                                   -----------     -----------
 TOTAL ASSETS                                      $ 2,422,081     $ 2,433,886
                                                   ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable and accrued expenses           $   370,381     $   321,208
   Current maturities of long-term debt                 48,717         225,331
                                                   -----------     -----------
       Total current liabilities                       419,098         546,539

   Long-term debt                                    1,171,257       1,030,589
   Deferred income taxes                                98,093          94,793
   Other long-term liabilities                          90,820          93,318
                                                   -----------     -----------
       Total liabilities                             1,779,268       1,765,239
                                                   -----------     -----------
 STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value - shares
     authorized, 100,000,000 in 1999 and 1998;
     shares outstanding, 38,722,482 in 1999
     and 38,639,642 in 1998                                387             386
   Additional paid-in capital                          723,121         721,913
   Accumulated deficit                                 (61,436)        (49,310)
   Treasury stock, at cost: 604,946 shares in
     1999 and 20,246 shares in 1998                    (15,734)           (613)
   Unamortized restricted stock compensation            (3,525)         (3,729)
                                                   -----------     -----------
       Total stockholders' equity                      642,813         668,647
                                                   -----------     -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,422,081     $ 2,433,886
                                                   ===========     ===========


Note: Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                         THREE MONTHS
                                                     1999             1998
 Net sales                                        $  605,843        $  550,407
 Cost of sales                                       507,807           462,834
                                                  ----------        ----------
 Gross profit                                         98,036            87,573
 Selling, general and administrative expenses         56,535            51,427
                                                  ----------        ----------
 Operating income                                     41,501            36,146
 Interest expense and securitization fees             23,909            20,150
                                                  ----------        ----------
 Income before income taxes, extraordinary
   items and cumulative effect of change in
   accounting principle                               17,592            15,996
 Income tax provision                                  7,213             6,638
                                                  ----------        ----------
 Income before extraordinary items and
   cumulative effect of change in accounting
   principle                                          10,379             9,358
 Extraordinary items, net of tax                     (11,992)                -
 Cumulative effect of change in accounting
   principle, net of tax                             (10,513)                -
                                                  ----------        ----------
 Net income (loss)                                $  (12,126)       $    9,358
                                                  ==========        ==========
 Net income (loss) per common share - basic:
   Income before extraordinary items and
     cumulative effect of change in
     accounting principle                         $     0.27        $     0.24
   Extraordinary items                                 (0.31)                -
   Cumulative effect of change in accounting
     principle                                         (0.28)                -
                                                  ----------        ----------
 Net income (loss) per common share - basic       $    (0.32)       $     0.24
                                                  ==========        ==========
 Net income (loss) per common share - diluted:
   Income before extraordinary items and
     cumulative effect of change in
     accounting principle                         $     0.27        $     0.24
   Extraordinary items                                 (0.31)                -
   Cumulative effect of change in accounting
     principle                                         (0.27)                -
                                                  ----------        ----------
 Net income (loss) per common share - diluted     $    (0.31)       $     0.24
                                                  ==========        ==========


See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 28, 1999 AND MARCH 29, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------
                                                         THREE MONTHS
                                                     1999             1998
 OPERATING ACTIVITIES:
   Net income (loss)                              $  (12,126)       $    9,358
   Adjustments to reconcile net income to
     net cash flows provided by (used in)
     operating activities:
     Depreciation and amortization                    38,276            34,728
     Extraordinary items, net of tax                  11,992                 -
     Cumulative effect of change in
      accounting principle, net of tax                10,513                 -
     Deferred income tax provision                     2,463             2,291
     Changes in operating assets and
       liabilities:
       Accounts receivable - net                      48,942            18,804
       Inventories                                     3,138           (36,410)
       Accounts payable and accrued expenses          32,520           (38,224)
       Other assets and liabilities - net            (20,584)          (13,919)
                                                  ----------        ----------
         Net cash provided by (used in)
           operating activities                      115,134           (23,372)
                                                  ----------        ----------
 INVESTING ACTIVITIES:
   Additions to property, plant and equipment
     - net                                           (24,993)          (47,520)
   Acquisitions of businesses, net of cash
     acquired                                        (73,512)         (160,703)
                                                  ----------        ----------
         Net cash used in investing
           activities                                (98,505)         (208,223)
                                                  ----------        ----------
 FINANCING ACTIVITIES:
   Net (payments) borrowings on debt                (114,564)          226,710
   Premium paid on debt extinguishment                (6,840)                -
   Proceeds from issuance of common stock              1,209                 -
   Repurchases of common stock                       (15,121)                -
                                                  ----------        ----------
         Net cash (used in) provided by
           financing activities                     (135,316)          226,710
                                                  ----------        ----------
 DECREASE IN CASH AND CASH EQUIVALENTS              (118,687)           (4,885)
 CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                            199,932            37,676
                                                  ----------        ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD         $   81,245        $   32,791
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

   During the period ended March 28, 1999, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the period presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2. INVENTORIES

    Inventories are summarized as follows:

                                               MARCH 28,   DECEMBER 27,
                                                 1999        1998

      Work-in-process                          $140,893     $139,259
      Raw materials                             138,863      136,852
                                               --------     --------
            Total                              $279,756     $276,111
                                               ========     ========

3. NET INCOME  (LOSS) PER COMMON SHARE

   Common  shares  of 38,173,899 and 38,354,853 were utilized to  calculate  net income (loss) per common share - basic for the first quarter ended 1999 and 1998, respectively. Net income (loss) per common share - diluted was computed utilizing the basic shares noted above as well as common stock equivalents of 588,708 and 1,044,124 for the first quarter ended 1999 and 1998, respectively. Options to purchase 1,243,200 and 25,000 shares of common stock were not included in the computations of net income (loss) per common share - diluted for the first quarter of 1999 and 1998, respectively, because the exercise price of the options was greater than the average market price of the common shares. The Company omitted approximately 117,000 restricted common shares from the 1999 diluted calculation as well as the impact of convertible debt securities from the 1999 and 1998 diluted calculations since the effects were antidilutive.


4. DEBT ISSUANCE AND EXTINGUISHMENT

   On December 28, 1998, the Company used proceeds from its November 1998 debt issuance to redeem all of its outstanding 9.125% Senior Subordinated Notes due 2003 in an aggregate principal amount of $150,000. The notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. This early extinguishment of debt generated an extraordinary charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

   On February 22, 1999, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were used to repay certain indebtedness under the Second Amended and Restated Credit Agreement dated June 6, 1996, as amended (the "Credit Agreement"). In connection with the issuance of these notes, the Company amended the Credit Agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the Credit Agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. This amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the Credit Agreement. Accordingly, the Company recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs.

5. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP in the first quarter of fiscal year 1999, which resulted in a charge of $10,513, net of taxes of $7,305, as the cumulative effect of a change in accounting principle for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on operating income.

6. RECENT ACCOUNTING PRONOUNCEMENTS

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires certain costs related to computer software developed or obtained for internal use to be expensed or capitalized depending on the stage of development and the nature of the costs. The Company adopted this SOP in the first quarter of fiscal year 1999. The adoption of SOP 98-1 did not have a material effect on the consolidated financial statements.

7. SUBSEQUENT EVENTS

   On April 6, 1999, the Company issued 202,500 restricted shares of common stock at $21.19 per share to certain key employees. The shares were awarded because, among other things, certain 1998 operational targets were achieved. The restricted shares were issued under the Company's restricted stock plan at fair market value at the date of grant. The restricted shares vest ratably over five years and are contingent upon continued employment.

   On April 21, 1999, the Company announced that it would restructure its manufacturing platform to eliminate redundant and less efficient capacity resulting from the Company's ongoing acquisition strategy and capital investment program. The restructuring will include: the consolidation of equipment and revenue streams to more efficient facilities, the writedown of assets which are not aligned with the Company's strategic growth objectives, the elimination of certain administrative positions and the closure of certain facilities. As a result of this restructuring, the Company will recognize a second quarter pre-tax restructuring charge of approximately $125,000 to $175,000, the majority of which will be non-cash, related primarily to the writedown of assets and facility closures.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

GENERAL

In the first quarter of 1999, we acquired three businesses serving customers in the commercial and retail markets for an aggregate purchase price of approximately $150,000, including assumed indebtedness. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

In the first quarter of 1998, we acquired three businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $160,000. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED  MARCH 29, 1998

Net sales increased $55,436 or 10.1% to $605,843 in 1999 from $550,407 in  1998.
The increase was due to the inclusion of sales from the acquisitions in 1999 and 1998 and improved sales in our base business, partially offset by a decrease in paper prices.

Gross profit increased $10,463 or 11.9% to $98,036 in 1999 from $87,573 in 1998.
The gross profit margin increased to 16.2% in 1999 from 15.9% in 1998 due to certain cost reduction initiatives, synergies resulting from the integration of the acquired businesses and decreased sales resulting from lower paper prices.

Selling, general and administrative expenses increased $5,108 or 9.9% to $56,535 in 1999 from $51,427 in 1998. The increase was primarily due to the acquisitions in 1999 and 1998, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

Interest expense and securitization fees increased $3,759 or 18.7% to $23,909 in 1999 from $20,150 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions, slightly offset by a lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.0% for the first quarter of fiscal year 1999 compared to 41.5% for the comparable period in 1998.

RESTRUCTURING CHARGE

On April 21, 1999, we announced that we would restructure our manufacturing platform to eliminate redundant and less efficient capacity resulting from our ongoing acquisition strategy and capital investment program. The restructuring will include: the consolidation of equipment and revenue streams to more efficient facilities, the writedown of assets which are not aligned with our strategic growth objectives, the elimination of certain administrative positions, and the closure of certain facilities. As a result of this restructuring, we will recognize a second quarter pre-tax restructuring charge of approximately $125,000 to $175,000, the majority of which will be non-cash, related primarily to the writedown of assets and facility closures.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

On February 22, 1999, we issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were used to repay certain indebtedness under our credit agreement. In connection with the issuance of these notes, we amended our credit agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the credit agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. This amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the credit agreement. Accordingly, we recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs.

On December 28, 1998, we used proceeds from our November 1998 debt issuance to redeem all of our outstanding 9.125% Senior Subordinated Notes due 2003 in an aggregate principal amount of $150,000. The notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. This early extinguishment of debt generated an extraordinary charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs.

We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Income before extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization and deferred income taxes was $51,118 and $46,377 for the three months ended March 28, 1999 and March 29, 1998, respectively. Our outstanding indebtedness less cash increased $82,741 from December 27, 1998 to March 28, 1999 due primarily to borrowings incurred to fund acquisitions. Working capital was $230,838 at March 28, 1999 and $240,885 at March 29, 1998. This decrease in working capital of $10,047 or 4.2% was primarily due to short term obligations of acquired companies. In accordance with our ongoing program to maintain modern, efficient plants and increase productivity, we anticipate that 1999 net capital expenditures will be approximately 4 - 5% of net sales.

Our capital expenditures and acquisitions have been funded in part by borrowings under our Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended, which provides for aggregate total commitments of $825,000 comprised of $85,000 in term loan commitments, $250,000 of revolving loan commitments and $490,000 in acquisition term loan commitments. The credit agreement provides for varying semi-annual reductions, and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of March 28, 1999, we had unused commitments of $427,020 under our credit agreement.

In the first quarter of 1999, we repurchased 584,700 shares of our common stock at a weighted average cost of $25.86 per share. From the inception of our stock repurchase plan in August 1998 through March 28, 1999, we have repurchased 1,071,201 shares at a weighted average cost of $28.10 per share and reissued 466,255 shares.

Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of March 28, 1999 we had no significant concentrations of credit risk.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

In the normal course of business, we are exposed to changes in interest rates. However, we manage this exposure by having a balanced variety of debt maturities as well as a combination of fixed and variable rate obligations. In addition, we have entered into interest rate cap and swap agreements in order to further reduce the exposure on our variable rate obligations. Our interest rate cap agreements have a notional value of $400,000 and expire in the third quarter of fiscal year 1999. Our interest rate swap agreements have a notional value of $75,000 and exchange floating rate for fixed interest payments periodically over five years. The swap agreements are cancelable by the respective counterparties in September and December 1999. These agreements did not have a material impact on the consolidated financial statements for the periods presented. While the counterparties of these agreements expose us to credit loss in the event of nonperformance, we believe that the possibility of incurring such a loss is remote due to the creditworthiness of the counterparties. We do not hold or issue any derivative financial instruments for trading purposes.

We believe that our liquidity, capital resources and cash flows from  operations
are  sufficient   to  fund   planned  capital   expenditures,  working   capital
requirements and interest and principal payments for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires certain costs related to computer software developed or obtained for internal use to be expensed or capitalized depending on the stage of development and the nature of the costs. We adopted this SOP in the first quarter of fiscal year 1999. The adoption of SOP 98-1 did not have a material effect on our consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. We adopted this SOP in the first quarter of fiscal year 1999. The adoption of this SOP resulted in a charge of $10,513, net of taxes of $7,305, as the cumulative effect of a change in accounting principle for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on operating income during the period nor is it expected to on a continuing basis.

YEAR 2000

The Year 2000 issue, which affects virtually all corporations, arises due to the inability of certain computer software and hardware and embedded chips found in manufacturing and other equipment to properly recognize dates beyond 1999. This inability may cause errors in information and/or system failures. We have a comprehensive effort underway to address the Year 2000 issue. As discussed below, we are, among other things, evaluating our present information technology and non-information technology systems (i.e. equipment with embedded chips), monitoring and addressing our vendor and customer Year 2000 issues and engaging in remediative measures as necessary.

In connection with our readiness program, we have endeavored to inventory and assess the state of compliance of all information systems and non-information systems. We commenced remediation of our information systems in 1994. As a result, the majority of our information systems, including our financial, human resources and payroll functions, are Year 2000 compliant. We estimate that all of our information systems will be substantially compliant by mid-1999. With respect to our non-information systems, we have completed an inventory of facilities (HVAC, safety and security) and manufacturing (pre-press, press, bindery and finishing) systems. We are working with the outside suppliers of such

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

systems as well as with an outside consultant to remediate non-compliant components. We have targeted mid-1999 for substantial completion of our readiness efforts with respect to our non-information systems, including selective testing procedures.

As part of our readiness program, we are communicating with our major customers and vendors to assess such parties' respective efforts to identify and remediate their own Year 2000 issues in a timely and comprehensive manner. We are also requesting our vendors to certify to the compliancy of their systems and equipment that we currently own or lease. We intend to follow up with non-compliant vendors through 1999 in order to continually assess the extent of such third parties' Year 2000 exposure and to adjust our contingency plans accordingly.

The costs incurred to date solely related to our Year 2000 efforts have not been material to us, and based upon current estimates, we do not believe that the total cost of our Year 2000 readiness programs will have a material adverse effect upon our operating results or financial condition. While we cannot make assurances as to the impact of the Year 2000 issue on our operations, we currently anticipate that any adverse consequences of the Year 2000 issue on our systems will not create a significant disruption to our operations. However, the failure or delay by us, our customers and/or vendors to identify and remediate each respective instance of Year 2000 non-compliance could result in a material adverse effect on our results of operations, liquidity or financial condition.

Our readiness program includes the development of contingency plans addressing potential business interruptions arising from Year 2000-related disruptions. Such plans include assessing the movement of work among our facilities. In the second half of 1999, we will hone our contingency plans, taking into account, among other things, the state of readiness of our vendors, including, without limitation, utility suppliers, as well as our major customers.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with our Year 2000 programs, the time-frame in which we plan to complete Year 2000 modifications and the potential impact of the Year 2000 issues on us are based upon our best estimates. These estimates were derived from internal assessments and numerous assumptions of future events. These estimates may be adversely affected by, among other things, the continued availability of personnel and system resources, the accurate identification of all relevant computer codes, the success of remediation efforts, the effectiveness of our contingency plans and by the failure of significant third parties to properly address Year 2000 issues. Therefore, we cannot guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those contemplated.

SEASONALITY

Results of operations for this interim period are not necessarily indicative of results for the full year. Our operations are seasonal. Historically, approximately two-thirds of our operating income has been generated in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, the statements in this document are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for our products, changes in raw material and equipment costs and availability, seasonal changes in customer orders, pricing actions by our competitors, changes in estimates of our readiness or the readiness of our vendors and customers with regard to Year 2000 issues and the significance of costs thereof, and general changes in economic condition.

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, dated March 26, 1999.

     In addition, the Company has filed herewith the following exhibits:

     27.0 Financial Data Schedule for the period ended March 28, 1999 (filed in electronic form only).

(b)  Reports on Form 8-K

     The registrant filed a Current Report on Form 8-K dated February 23, 1999, with respect to the issuance of $300 million of Senior Subordinated Notes due 2009. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Text of Press Release dated February 17, 1999).




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WORLD COLOR PRESS, INC.




Date:     May  10, 1999            By:/s/   ROBERT B. LEWIS
                                   -------------------------
                                   Robert B. Lewis
                                   Executive Vice President,
                                   Chief Financial Officer