Form 10-Q
period 1999-06-27
WORLD COLOR PRESS INC /DE/
filed 1999-08-09
CIK 780117

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999     COMMISSION FILE NUMBER 1-11802





                                (Logo Omitted)

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

At August 6, 1999, 38,036,302 shares of the registrant's common stock, $.01 par value, were outstanding.
================================================================================


WORLD COLOR PRESS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999
INDEX
--------------------------------------------------------------------------------


                                                                   Page
                                                                   ----
PART I.  FINANCIAL INFORMATION


     Condensed Consolidated Balance Sheets as of June 27, 1999
          and December 27, 1998.......................................3
     Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended June 27, 1999 and
          June 28, 1998.............................................4-5
     Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 27, 1999 and June 28, 1998............6
     Notes to Condensed Consolidated Financial Statements...........7-9
     Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................10-14

PART II.  OTHER INFORMATION.......................................15-16

                                     2


WORLD COLOR PRESS, INC.

PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 27, 1999 AND DECEMBER 27, 1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                               JUNE 27,       DECEMBER 27,
                                                 1999             1998
                                              (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $   49,145       $  199,932
 Accounts receivable - net                      147,607          229,209
 Inventories                                    261,204          276,111
 Deferred income taxes                           13,915           16,986
 Other                                           77,093           63,729
                                             ----------       ----------
      Total current assets                      548,964          785,967

 Property, plant and equipment, at cost       1,710,177        1,613,674
 Accumulated depreciation and amortization     (780,434)        (727,675)
                                             ----------       ----------
  Property, plant and equipment - net           929,743          885,999

 Goodwill - net                                 788,119          647,085
 Other                                          100,353          114,835
                                             ----------       ----------
TOTAL ASSETS                                 $2,367,179       $2,433,886
                                             ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses       $  286,703       $  321,208
 Current maturities of long-term debt            22,631          225,331
                                             ----------       ----------
      Total current liabilities                 309,334          546,539

 Long-term debt                               1,242,697        1,030,589
 Deferred income taxes                           73,351           94,793
 Other long-term liabilities                    136,081           93,318
                                             ----------       ----------
      Total liabilities                       1,761,463        1,765,239
                                             ----------       ----------
STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value - shares
  authorized, 100,000,000 in 1999 and
  1998; shares outstanding, 39,265,320
  in 1999 and 38,639,642 in 1998                    393              386
 Additional paid-in capital                     731,546          721,913
 Accumulated deficit                            (87,654)         (49,310)
 Treasury stock, at cost: 1,283,898 shares
  in 1999 and 20,246 shares in 1998             (31,171)            (613)
 Unamortized restricted stock compensation       (7,398)          (3,729)
                                             ----------       ----------
      Total stockholders' equity                605,716          668,647
                                             ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,367,179       $2,433,886
                                             ==========       ==========

Note:  Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------

                                    THREE MONTHS            SIX MONTHS
                                  1999        1998       1999        1998
Net sales                     $  566,545  $  546,503  $1,172,388   $1,096,910
Cost of sales                    466,773     452,292     974,580      915,126
                              ----------  ----------  ----------   ----------
Gross profit                      99,772      94,211     197,808      181,784
Selling, general and
  administrative expenses         56,749      55,166     113,284      106,593
Restructuring and other
  special charges                 62,410           -      62,410            -
                              ----------  ----------  ----------   ----------
Operating income (loss)          (19,387)     39,045      22,114       75,191
Interest expense and
  securitization fees             25,050      22,341      48,959       42,491
                              ----------  ----------  ----------   ----------
Income (loss) before income
  taxes, extraordinary items
  and cumulative effect of
  change in accounting
  principle                      (44,437)     16,704     (26,845)      32,700
Income tax provision (benefit)   (18,219)      6,932     (11,006)      13,570
                              ----------  ----------  ----------   ----------
Income (loss) before
  extraordinary items  and
  cumulative effect of change
  in accounting principle        (26,218)      9,772     (15,839)      19,130
Extraordinary items, net of tax        -           -     (11,992)           -
Cumulative effect of change in
  accounting principle,
  net of tax                           -           -     (10,513)           -
                              ----------  ----------  -----------   ---------
Net income (loss)             $  (26,218) $    9,772  $  (38,344)   $  19,130
                              ==========  ==========  ==========    =========

Continued on next page.

                                     4


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
(In thousands, except per share data)
--------------------------------------------------------------------------------


                                        THREE MONTHS           SIX MONTHS
                                      1999        1998       1999      1998
Net income (loss) per common
  share-basic:
 Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle    $  (0.70)  $   0.25    $  (0.42)  $   0.50
 Extraordinary items                       -          -       (0.31)         -
 Cumulative effect of change in
    accounting principle                   -          -       (0.28)         -
                                    --------   --------    --------   --------
Net income (loss) per common
 share-basic                        $  (0.70)  $   0.25    $  (1.01)  $   0.50
                                    ========   ========    ========   ========



Net income (loss) per common
  share-diluted:
 Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle    $ (0.70)  $    0.25    $  (0.42)  $   0.49
 Extraordinary items                      -           -       (0.31)         -
 Cumulative effect of change in
  accounting principle                    -           -       (0.28)         -
                                    -------   ---------    --------   --------
Net income (loss) per common
 share - diluted                    $ (0.70)  $    0.25    $  (1.01)  $   0.49
                                    =======   =========    ========   ========


See notes to condensed consolidated financial statements.


WORLD COLOR PRESS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 27, 1999 AND JUNE 28, 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                           SIX MONTHS
                                                          1999     1998
OPERATING ACTIVITIES:
 Net income (loss)                                     $(38,344)  $19,130
 Adjustments to reconcile net income to net cash
  flows provided by (used in) operating activities:
  Depreciation and amortization                          77,372    69,191
  Restructuring and other special charges                62,410         -
  Extraordinary items, net of tax                        11,992         -
  Cumulative effect of change in accounting principle,
   net of tax                                            10,513         -
  Deferred income tax (benefit) provision               (20,609)    4,675
  Changes in operating assets and liabilities:
   Accounts receivable - net                            106,693    16,343
   Inventories                                           23,368   (47,443)
   Accounts payable and accrued expenses                (73,428)  (63,442)
   Other assets and liabilities - net                   (34,820)  (26,959)
                                                       --------  --------
      Net cash provided by (used in)
        operating activities                            125,147   (28,505)
                                                       --------  --------
INVESTING ACTIVITIES:
 Additions to property, plant and equipment - net       (60,565) (117,454)
 Acquisitions of businesses, net of cash acquired      (114,110) (190,095)
                                                       --------  --------
      Net cash used in investing activities            (174,675) (307,549)
                                                       --------  --------
FINANCING ACTIVITIES:
 Net (payments) borrowings on debt                      (69,210)  308,690
 Premium paid on debt extinguishment                     (6,840)        -
 Proceeds from issuance of common stock                   5,349         -
 Repurchases of common stock                            (30,558)        -
                                                       --------  --------
      Net cash (used in) provided by
        financing activities                           (101,259)  308,690
                                                       --------  --------
DECREASE IN CASH AND CASH EQUIVALENTS                  (150,787)  (27,364)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          199,932    37,676
                                                       --------  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 49,145  $ 10,312
                                                       ========  ========

See notes to condensed consolidated financial statements.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying condensed consolidated interim financial statements have been prepared by World Color Press, Inc. (along with its subsidiaries, the "Company" or "World Color") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   During the periods ended June 27, 1999, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the periods presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2. INVENTORIES

    Inventories are summarized as follows:

                                               JUNE 27,   DECEMBER 27,
                                                 1999         1998

      Work-in-process                          $128,790     $139,259
      Raw materials                             132,414      136,852
                                               --------     --------
            Total                              $261,204     $276,111
                                               ========     ========

3. NET INCOME (LOSS) PER COMMON SHARE

    The following represents the weighted average common and common equivalent shares:

                                     THREE MONTHS            SIX MONTHS
                                   1999       1998        1999        1998
   Weighted average common
     shares outstanding        37,672,685   38,397,053  37,929,835  38,375,118

   Common equivalent shares       440,356    1,092,796     442,445   1,055,247
                               ----------   ----------  ----------  ----------
   Weighted average common
    and common equivalent
    shares outstanding         38,113,041   39,489,849  38,372,280  39,430,365
                               ==========   ==========  ==========  ==========

   Common equivalent shares were not included in the diluted net loss per common share calculation for the three and six months ended June 27, 1999 since the effect was antidilutive. Options to purchase 1,242,200 and 25,000 shares of common stock were not included in the common equivalent shares for the three and six months ended June 27, 1999 and June 28, 1998, respectively, because the exercise price of the options was greater than the average market price of the common shares. The Company omitted 109,904 restricted common shares from the 1999 common equivalent shares as well as the impact of convertible debt securities from the 1999 and 1998 diluted
   calculations   since   the effects were antidilutive.

WORLD COLOR PRESS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

4. RESTRUCTURING AND OTHER SPECIAL CHARGES

   In the second quarter of 1999, the Company recorded restructuring and other special charges of $62,410, or $36,822 net of tax, to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy.

   The restructuring and other special charges included the costs to exit a facility and certain sales offices, write down impaired assets, eliminate administrative positions and consolidate facilities. These charges, consisting primarily of $14,699 for the writedown of equipment and $44,566 to reserve for certain lease costs, resulted from changes in the Company's strategic growth objectives and were primarily determined based on independent appraisals. Other restructuring charges of $3,145 included additional costs to exit the facility and severance.

   The Company has closed the facility and sales offices and terminated affected employees. Fixed assets have been adjusted to reflect their appropriate values. Cash transactions charged against the reserve through the second quarter have been nominal. The Company expects approximately $5,000 of cash to be expended in the third and fourth quarters of 1999. The remaining costs, primarily lease payments, will extend through 2008.

   The aggregate effect of all restructuring and other special charges was originally estimated to be in the range of $125,000 to $175,000 for the closure of facilities, writedown of assets and elimination of administrative positions. The Company has not yet determined whether the effect of further restructuring plans will be recognized in the third quarter of 1999.

5. RESTRICTED STOCK

   In April 1999, the Company issued 202,500 restricted shares of common stock to certain key employees. The shares vest ratably over five years and are contingent upon continued employment. The restricted shares were issued under the Company's restricted stock plan at $21.19, the fair market value at the date of grant.

6. DEBT ISSUANCE AND EXTINGUISHMENT

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

7. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Therefore, the Company plans to adopt SFAS No. 133 in the first quarter of fiscal year 2001. Based on the Company's current portfolio of derivative financial instruments, it does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

9. SUBSEQUENT EVENT

   On July 12, 1999, the Company and Quebecor Printing Inc. ("Quebecor Printing") entered into a definitive merger agreement pursuant to which Quebecor Printing will acquire all of the shares of World Color in a transaction valued at approximately $2,700,000, including assumption of debt. The new company will be known as Quebecor World Inc. and will be a wholly owned subsidiary of Quebecor Printing.

   The merger agreement provides for the acquisition by Printing Acquisition Inc. ("Purchaser"), a subsidiary of Quebecor Printing, pursuant to a tender offer to purchase for cash up to 23.5 million shares of common stock representing approximately 62% of the outstanding shares of World Color at a cash price of $35.69 per share. This is to be followed by a merger pursuant to which each outstanding share of World Color common stock that remained outstanding (other than shares purchased by Quebecor Printing in the tender offer) would be converted into the right to receive 1.6455 subordinate voting shares of Quebecor Printing.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

GENERAL

In the first five months of fiscal year 1999, we acquired four businesses serving customers in the commercial, retail and directory markets for an aggregate purchase price of approximately $195,000, including assumed indebtedness. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

In the first four months of fiscal year 1998, we acquired four businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $200,000. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 1999 COMPARED TO THREE MONTHS ENDED JUNE 28, 1998

Net sales increased  $20,042 or 3.7% to $566,545 in 1999 from $546,503 in  1998.
The increase was primarily due to the inclusion of sales from the acquisitions in 1999, partially offset by a decrease in paper prices.

Gross profit increased $5,561 or 5.9% to  $99,772 in 1999 from $94,211 in  1998.
The gross profit margin increased to 17.6% in 1999 from 17.2% in 1998 due primarily to decreased sales resulting from lower paper prices and synergies resulting from the integration of the acquired businesses.

Selling, general and administrative expenses, including restructuring and other special charges of $62,410, increased $63,993 or 116.0% to $119,159 in 1999 from $55,166 in 1998. Excluding the one-time charge, the 1999 increase of $1,583 or 2.9% to $56,749 was primarily due to the acquisitions in 1999, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

Interest expense and securitization fees increased $2,709 or 12.1% to $25,050 in 1999 from $22,341 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions, slightly offset by a lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.0% for the second quarter of fiscal year 1999 compared to 41.5% for the comparable period in 1998.




SIX MONTHS ENDED JUNE 27, 1999 COMPARED TO SIX MONTHS ENDED JUNE 28, 1998

Net sales increased  $75,478 or 6.9%  to $1,172,388 in  1999 from $1,096,910  in
1998. The increase was due to the inclusion of sales from the acquisitions in 1999 and 1998 and improved sales in our base business, partially offset by a decrease in paper prices.

Gross profit increased $16,024 or 8.8% to $197,808 in 1999 from $181,784 in 1998. The gross profit margin increased to 16.9% in 1999 from 16.6% in 1998 due to decreased sales resulting from lower paper prices, synergies resulting from the integration of the acquired businesses and certain cost reduction initiatives.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

Selling, general and administrative expenses, including restructuring and other special charges of $62,410, increased $69,101 or 64.8% to $175,694 in 1999 from $106,593 in 1998. Excluding the one-time charge, the 1999 increase of $6,691 or 6.3% to $113,284 was primarily due to the acquisitions in 1999 and 1998, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

Interest expense and securitization fees increased $6,468 or 15.2% to $48,959 in 1999 from $42,491 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions, slightly offset by a lower average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.0% for the first six months of fiscal year 1999 compared to 41.5% for the comparable period in 1998.

RESTRUCTURING AND OTHER SPECIAL CHARGES

In the second quarter of 1999, we recorded restructuring and other special charges of $62,410, or $36,822 net of tax, to eliminate redundant and less efficient capacity resulting from our ongoing acquisition strategy.

The restructuring and other special charges included the costs to exit a facility and certain sales offices, write down impaired assets, eliminate administrative positions and consolidate facilities. These charges, consisting primarily of $14,699 for the writedown of equipment and $44,566 to reserve for certain lease costs,resulted from changes in our strategic growth objectives and were primarily determined based on independent appraisals. Other restructuring charges of $3,145 included additional costs to exit the facility and severance.

We have closed the facility and sales offices and terminated affected employees. Fixed assets have been adjusted to reflect their appropriate values. Cash transactions charged against the reserve through the second quarter have been nominal. We expect approximately $5,000 of cash to be expended in the third and fourth quarters of 1999. The remaining costs, primarily lease payments, will extend through 2008.

The aggregate effect of all restructuring and other special charges was originally estimated to be in the range of $125,000 to $175,000 for the closure of facilities, writedown of assets and elimination of administrative positions. We have not yet determined whether the effect of further restructuring plans will be recognized in the third quarter of 1999.

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

We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Net income before one-time charges, plus depreciation and amortization and deferred income taxes was $103,334 and $92,996 for the six months ended June 27, 1999 and June 28, 1998, respectively. Our outstanding indebtedness less cash increased $160,195 from December 27, 1998 to June 27, 1999 due primarily to borrowings incurred to fund acquisitions. Working capital was $239,630 at June 27, 1999 and $219,475 at June 28, 1998. In accordance with our ongoing program to maintain modern, efficient plants and increase productivity, we anticipate that 1999 net capital expenditures will be approximately 4 - 5% of net sales.

Our capital expenditures and acquisitions have been funded in part by borrowings under our Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended, which provides for aggregate total commitments of $825,000 comprised of $85,000 in term loan commitments, $250,000 of revolving loan commitments and $490,000 in acquisition term loan commitments. The credit agreement provides for varying semi-annual reductions, and borrowings bear interest at rates that fluctuate with the prime rate and the Eurodollar rate. As of June 27, 1999, we had unused commitments of $327,020 under our credit agreement.

In April 1999, we issued 202,500 restricted shares of common stock to certain key employees. The shares were awarded because, among other things, certain 1998 operational targets were achieved. The restricted shares were issued under our restricted stock plan at $21.19, the fair market value at the date of grant. The restricted shares vest ratably over five years and are contingent upon continued employment.

In the first six months of 1999, we repurchased 1,263,652 shares of our common stock at a weighted average cost of $24.18 per share. From the inception of our stock repurchase plan in August 1998 through June 27, 1999, we have repurchased 1,750,153 shares at a weighted average cost of $26.02 per share and reissued 466,255 shares.

Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of June 27, 1999 we had no significant concentrations of credit risk.

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

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

SUBSEQUENT EVENT

On July 12, 1999, World Color and Quebecor Printing Inc. ("Quebecor Printing") entered into a definitive merger agreement pursuant to which Quebecor Printing will acquire all of our shares in a transaction valued at approximately
$2,700,000, including assumption of debt. The new company will be known as Quebecor World Inc. and will be a wholly owned subsidiary of Quebecor Printing.

The merger agreement provides for the acquisition by Printing Acquisition Inc. ("Purchaser"), a subsidiary of Quebecor Printing, pursuant to a tender offer to purchase for cash up to 23.5 million shares of common stock representing approximately 62% of our outstanding shares at a cash price of $35.69 per share. This is to be followed by a merger pursuant to which each outstanding share of World Color common stock that remained outstanding (other than shares purchased by Quebecor Printing in the tender offer) would be converted into the right to receive 1.6455 subordinate voting shares of Quebecor Printing.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Therefore, we plan to adopt SFAS No. 133 in the first quarter of fiscal year 2001. Based on our current portfolio of derivative financial instruments, we do not expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

YEAR 2000

The Year 2000 issue, which affects virtually all corporations, arises due to the inability of certain computer software and hardware and embedded chips found in manufacturing and other equipment to properly recognize dates beyond 1999. This inability may cause errors in information and/or system failures. We have engaged in a comprehensive effort to address the Year 2000 issue. As discussed below, we have, among other things, evaluated our present information technology and non-information technology systems (i.e. equipment with embedded chips), monitored and addressed our vendor and customer Year 2000 issues and engaged in remediative measures as necessary.

In connection with our readiness program, we have inventoried and assessed the state of compliance of all information systems and non-information systems. We commenced remediation of our information systems in 1994. As a result, our information systems, including our financial, human resources and payroll functions, are substantially Year 2000 compliant. At this time, we have substantially completed our readiness efforts with respect to our information systems. With respect to our non-information systems, we have completed an inventory of facilities (HVAC, safety and security) and manufacturing (pre-press, press, bindery and finishing) systems. We have worked with the outside suppliers of such systems as well as with an outside consultant to remediate non-compliant components. We have substantially completed our readiness efforts with respect to our non-information systems.

WORLD COLOR PRESS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

As part of our readiness program, we have communicated with our major customers and vendors to assess such parties' respective efforts to identify and remediate their own Year 2000 issues in a timely and comprehensive manner. We have also requested our vendors to certify to the compliancy of their systems and equipment that we currently own or lease. We intend to continue to follow up with non-compliant vendors through the balance of 1999 in order to continually assess the extent of such third parties' Year 2000 exposure and to adjust our contingency plans accordingly.

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

Our readiness program includes the development of contingency plans addressing potential business interruptions arising from Year 2000-related disruptions. Such plans include assessing the movement of work among our facilities. In the second half of 1999, we will further hone our contingency plans, taking into account, among other things, the state of readiness of our vendors, including, without limitation, utility suppliers, as well as our major customers.

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

WORLD COLOR PRESS, INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 5, 1999. At that time, the stockholders of the Company voted to elect seven directors to serve for the ensuing year. A total of 33,663,568 and 4,468,268 shares were voted and unvoted, respectively. The following table sets forth certain information with respect to such election.

                                                 Shares Withholding
     Nominee             Shares Voted For             Authority
     -------             ----------------         -----------------
     Gerald S. Armstrong     32,489,790              1,173,778
     Robert G. Burton        32,378,790              1,284,778
     Patrice M. Daniels      32,378,790              1,284,778
     Mark J. Griffin         32,489,690              1,173,878
     Alexander Navab, Jr.    32,378,790              1,284,778
     Marc L. Reisch          32,378,890              1,284,678
     Scott M. Stuart         32,378,790              1,284,778


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

     In addition, the Company has filed herewith the following exhibits:

     10.1 Form of Director Stock Option Agreement.

     27.0 Financial Data Schedule for the period ended June 27, 1999 (filed in electronic form only).

(b)  Reports on Form 8-K

     The registrant filed a Current Report on Form 8-K dated July 13, 1999, with respect to a merger agreement with Quebecor Printing Inc. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WORLD COLOR PRESS, INC.



Date:     August 6, 1999                     By:/s/   ROBERT B. LEWIS
                                                     --------------------------
                                                      Robert B. Lewis
                                                      Executive Vice President,
                                                      Chief Financial Officer