Form 10-Q
period 1999-09-26
QUEBECOR WORLD USA INC
filed 1999-11-09
CIK 780117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                         COMMISSION FILE NUMBER 1-11802

                            ------------------------

                           QUEBECOR WORLD (USA) INC.
                  (FORMERLY KNOWN AS WORLD COLOR PRESS, INC.)
             (Exact name of registrant as specified in its charter)

          DELAWARE                          37-1167902
(State or other jurisdiction              (IRS Employer
             of                       Identification Number)
      incorporation or
        organization)

THE MILL, 340 PEMBERWICK ROAD                 06831
   GREENWICH, CONNECTICUT                   (Zip Code)
    (Address of principal
     executive offices)

                                  203-532-4200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

    At October 8, 1999, prior to the merger described herein, there were 38,036,302 shares of the registrant's common stock, $.01 par value, outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           QUEBECOR WORLD (USA) INC.

                         QUARTERLY REPORT ON FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                     INDEX

                                                                  PAGE
                                                              ------------
PART I. FINANCIAL INFORMATION

      Condensed Consolidated Balance Sheets as of September
       26, 1999 and December 27, 1998.......................             3
      Condensed Consolidated Statements of Operations for
       the Three and Nine Months Ended September 26, 1999
       and September 27, 1998...............................             4
      Condensed Consolidated Statements of Cash Flows for
       the Nine Months Ended September 26, 1999 and
       September 27, 1998...................................             5
      Notes to Condensed Consolidated Financial
       Statements...........................................           6-9
      Management's Discussion and Analysis of Financial
       Condition and Results of Operations..................         10-15

PART II. OTHER INFORMATION..................................            16

PART I. FINANCIAL INFORMATION

                           QUEBECOR WORLD (USA) INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 26, 1999 AND DECEMBER 27, 1998

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 26,   DECEMBER 27,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)       (NOTE)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   16,127      $  199,932
  Accounts receivable--net..................................      245,494         229,209
  Inventories...............................................      301,758         276,111
  Deferred income taxes.....................................       13,915          16,986
  Other.....................................................       78,642          63,729
                                                               ----------      ----------
    Total current assets....................................      655,936         785,967
Property, plant and equipment, at cost......................    1,735,112       1,613,674
Accumulated depreciation and amortization...................     (814,472)       (727,675)
                                                               ----------      ----------
  Property, plant and equipment--net........................      920,640         885,999
Goodwill--net...............................................      797,441         647,085
Other.......................................................       89,154         114,835
                                                               ----------      ----------
TOTAL ASSETS................................................   $2,463,171      $2,433,886
                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................   $  343,035      $  321,208
  Current maturities of long-term debt......................        6,165         225,331
                                                               ----------      ----------
    Total current liabilities...............................      349,200         546,539
Long-term debt..............................................    1,330,661       1,030,589
Deferred income taxes.......................................       51,805          94,793
Other long-term liabilities.................................      134,496          93,318
                                                               ----------      ----------
    Total liabilities.......................................    1,866,162       1,765,239
                                                               ----------      ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--shares authorized,
    100,000,000 in 1999 and 1998; shares outstanding,
    39,320,200 in 1999 and 38,639,642 in 1998...............          393             386
  Additional paid-in capital................................      732,673         721,913
  Capital contribution from Printing Acquisition Inc........       92,167              --
  Accumulated deficit.......................................     (197,053)        (49,310)
  Treasury stock, at cost: 1,283,898 shares in 1999 and
    20,246 shares in 1998...................................      (31,171)           (613)
  Unamortized restricted stock compensation.................           --          (3,729)
                                                               ----------      ----------
    Total stockholders' equity..............................      597,009         668,647
                                                               ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $2,463,171      $2,433,886
                                                               ==========      ==========

------------------------

Note: Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

     THREE AND NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS             NINE MONTHS
                                                       --------------------   -----------------------
                                                         1999        1998        1999         1998
                                                       ---------   --------   ----------   ----------
Net sales............................................  $ 686,840   $635,980   $1,859,228   $1,732,890
Cost of sales........................................    547,163    508,943    1,521,743    1,424,069
                                                       ---------   --------   ----------   ----------
Gross profit.........................................    139,677    127,037      337,485      308,821
Selling, general and administrative expenses.........    228,567     54,609      341,851      161,202
Restructuring and other special charges..............     12,397         --       74,807           --
                                                       ---------   --------   ----------   ----------
Operating income (loss)..............................   (101,287)    72,428      (79,173)     147,619
Interest expense and securitization fees.............     25,521     22,877       74,480       65,368
                                                       ---------   --------   ----------   ----------
Income (loss) before income taxes, extraordinary
  items and cumulative effect of change in accounting
  principle..........................................   (126,808)    49,551     (153,653)      82,251
Income tax provision (benefit).......................    (17,409)    20,564      (28,415)      34,134
                                                       ---------   --------   ----------   ----------
Income (loss) before extraordinary items and
  cumulative effect of change in accounting
  principle..........................................   (109,399)    28,987     (125,238)      48,117
Extraordinary items, net of tax......................         --         --      (11,992)          --
Cumulative effect of change in accounting principle,
  net of tax.........................................         --         --      (10,513)          --
                                                       ---------   --------   ----------   ----------
Net income (loss)....................................  $(109,399)  $ 28,987   $ (147,743)  $   48,117
                                                       =========   ========   ==========   ==========
Net income (loss) per common share--basic:
  Income (loss) before extraordinary items and
    cumulative effect of change in accounting
    principle........................................  $   (2.89)  $   0.76   $    (3.30)  $     1.25
  Extraordinary items................................         --         --        (0.32)          --
  Cumulative effect of change in accounting
    principle........................................         --         --        (0.28)          --
                                                       ---------   --------   ----------   ----------
Net income (loss) per common share--basic............  $   (2.89)  $   0.76   $    (3.90)  $     1.25
                                                       =========   ========   ==========   ==========
Net income (loss) per common share--diluted:
  Income (loss) before extraordinary items and
    cumulative effect of change in accounting
    principle........................................  $   (2.89)  $   0.71   $    (3.30)  $     1.21
  Extraordinary items................................         --         --        (0.32)          --
  Cumulative effect of change in accounting
    principle........................................         --         --        (0.28)          --
                                                       ---------   --------   ----------   ----------
Net income (loss) per common share--diluted..........  $   (2.89)  $   0.71   $    (3.90)  $     1.21
                                                       =========   ========   ==========   ==========

See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

          NINE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                 (IN THOUSANDS)

                                                                   NINE MONTHS
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(147,743)  $  48,117
  Adjustments to reconcile net income (loss) to net cash
    flows provided by (used in) operating activities:
    Depreciation and amortization...........................    116,435     104,848
    Settlement of stock options.............................     67,474          --
    Amortization of restricted stock........................      8,020         182
    Restructuring and other special charges.................     74,807          --
    Extraordinary items, net of tax.........................     11,992          --
    Cumulative effect of change in accounting principle, net
      of tax................................................     10,513          --
    Deferred income tax (benefit) provision.................    (28,415)     11,762
    Changes in operating assets and liabilities:
      Accounts receivable--net..............................     10,809        (606)
      Inventories...........................................    (16,122)   (112,078)
      Accounts payable and accrued expenses.................    (62,886)     (3,009)
      Other assets and liabilities--net.....................    (34,611)    (68,891)
                                                              ---------   ---------
        Net cash provided by (used in) operating
          activities........................................     10,273     (19,675)
                                                              ---------   ---------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment--net...........    (94,251)   (148,703)
  Proceeds from sale and leaseback..........................         --      60,648
  Acquisitions of businesses, net of cash acquired..........   (120,689)   (190,095)
                                                              ---------   ---------
        Net cash used in investing activities...............   (214,940)   (278,150)
                                                              ---------   ---------

FINANCING ACTIVITIES:
  Net borrowings on debt....................................        485     291,449
  Capital contribution from Printing Acquisition Inc........     51,299          --
  Premium paid on debt extinguishment.......................     (6,840)         --
  Proceeds from issuance of common stock....................      6,476       1,989
  Repurchases of common stock...............................    (30,558)     (9,668)
                                                              ---------   ---------
        Net cash provided by financing activities...........     20,862     283,770
                                                              ---------   ---------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (183,805)    (14,055)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    199,932      37,676
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  16,127   $  23,621
                                                              =========   =========

See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated interim financial statements have been prepared by Quebecor World (USA) Inc., formerly known as World Color
Press, Inc., (along with its subsidiaries, the "Company" or "World") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

    During the nine month period ended September 26, 1999, the Company acquired certain businesses whose contributions were not significant to the Company's results of operations for the period presented, nor are they expected to have a material effect on the Company's results on a continuing basis.

2. ACQUISITION BY QUEBECOR PRINTING INC.

    On July 12, 1999, the Company entered into an Agreement and Plan of Merger with Quebecor Printing Inc. ("QPI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of the Company. On July 16, 1999, QPI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of the Company's common stock at a price of $35.69 per share. On August 20, 1999, QPI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of the Company's outstanding shares (the "Tender Offer").

    On October 8, 1999, the Company and Acquisition Inc. completed the merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QPI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QPI in the Tender Offer) were converted into the right to receive 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 became convertible into the number of QPI subordinate voting shares and cash that would have been received had the Convertible Note been converted prior to October 8, 1999.

3. TENDER OFFER RELATED EXPENSES

    In connection with the Tender Offer, the Company incurred $169,301 of non-recurring expenses in the third quarter of 1999. These expenses included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the Tender Offer. In addition, the Company's outstanding restricted stock became fully vested in connection with the Tender Offer. The Tender Offer related expenses are included in selling, general and administrative expenses in the Company's 1999 consolidated statement of operations. Excluding the settlement of options by Acquisition Inc., the Company paid the majority of these expenses during August and September 1999. Approximately $16,400 of these expenses were included in accounts payable and accrued expenses at September 26, 1999.

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. RESTRICTED STOCK

    As discussed in Note 3, all of the Company's outstanding restricted shares became fully vested in connection with the Tender Offer. Unamortized restricted stock compensation of $7,306 was recognized in selling, general and administrative expenses as part of the Tender Offer related expenses for the period ended September 26, 1999.

5. NET INCOME (LOSS) PER COMMON SHARE

    The following represents the weighted average common and common equivalent shares:

                                                     THREE MONTHS               NINE MONTHS
                                                -----------------------   -----------------------
                                                   1999         1998         1999         1998
                                                ----------   ----------   ----------   ----------
Weighted average common shares outstanding....  37,852,534   38,345,545   37,917,566   38,365,261
Common equivalent shares:
  Stock options...............................          --    1,001,455           --    1,037,245
  Convertible debt............................          --    3,660,477           --    3,660,477
                                                ----------   ----------   ----------   ----------
Weighted average common and common equivalent
  shares outstanding..........................  37,852,534   43,007,477   37,917,566   43,062,983
                                                ==========   ==========   ==========   ==========

    As discussed in Note 3, in connection with the Tender Offer, all of the vested and unvested options were cancelled and settled by Acquisition Inc. In addition, the impact of convertible debt securities was not included in the 1999 diluted calculation since the effect was antidilutive.

    Options to purchase 25,000 shares of common stock were not included in the computations of net income per common share-diluted for the three and nine month periods ended September 27, 1998 because the exercise price of the options was greater than the average market price of the common shares. Interest charges on convertible debt, net of tax, of $1,391 and $4,172, respectively, have been added back to net income for the calculation of net income per common share-diluted for the three and nine month periods ended September 27, 1998.

6. INVENTORIES

    Inventories are summarized as follows:

                                                              SEPTEMBER 26,   DECEMBER 27,
                                                                  1999            1998
                                                              -------------   ------------
Work-in-process.............................................    $183,748        $139,259
Raw materials...............................................     118,010         136,852
                                                                --------        --------
Total.......................................................    $301,758        $276,111
                                                                ========        ========

7. RESTRUCTURING AND OTHER SPECIAL CHARGES

    In the second and third quarters of 1999, respectively, the Company recorded restructuring and other special charges of $62,410 and $12,397, or $36,822 and $7,475, respectively, net of tax, to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy.

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. RESTRUCTURING AND OTHER SPECIAL CHARGES (CONTINUED)

    The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate administrative positions. These charges, consisting primarily of $26,615 for the write down of equipment and $44,566 to reserve for certain lease costs, resulted from changes in the Company's strategic growth objectives and were primarily determined based on independent appraisals. Other restructuring charges of $3,626 included additional severance and costs to exit facilities.

    The Company has closed the facilities and sales offices and terminated affected employees. Fixed assets have been adjusted to reflect their appropriate values. Cash transactions of approximately $750 have been charged against the reserve through the third quarter. The Company expects approximately $4,800 of cash to be expended in the fourth quarter of 1999. The remaining costs, primarily lease payments, will extend through 2008.

    The aggregate effect of all restructuring and other special charges was originally estimated to be in the range of $125,000 to $175,000 for the closure of facilities, write down of assets and elimination of administrative positions. The Company has not yet determined whether the effect of further restructuring plans will be recognized in the fourth quarter of 1999.

8. RELATED PARTY TRANSACTIONS

    As part of the Tender Offer expenses discussed in Note 3, the Company recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on behalf of the Company and $26,606 was paid in stock of QPI upon consummation of the merger. In addition, Acquisition Inc. contributed $51,299 to the Company to pay certain other Tender Offer expenses. These amounts will not be repaid and are, therefore, included in stockholders' equity in the September 26, 1999 consolidated balance sheet.

    In addition to the above, certain wholly owned subsidiaries of QPI provided the Company with $511,500, which was borrowed on the Company's behalf from the subsidiaries' external long-term credit facilities. The Company used these funds to pay certain Tender Offer expenses and repay $491,600 in outstanding debt incurred under the Second Amended and Restated Credit Agreement dated June 6, 1996, as amended (the "1996 Credit Agreement"). The Company's resulting indebtedness has an annual interest rate of 7.23%. Payment is not required prior to October 1, 2000. Therefore, the indebtedness has been classified as long-term debt in the September 26, 1999 consolidated balance sheet. The Company paid $3,801 of interest expense to QPI in the third quarter of 1999.

    On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At September 26, 1999, $36,500 was outstanding under the credit agreement at an interest rate of 8.25%. The credit agreement matures on December 31, 1999, however, if the maturity of this facility is not extended beyond October 1, 2000, QPI will refinance the outstanding indebtedness under this agreement on behalf of the Company. QPI will not require the Company to repay the amount earlier than October 1, 2000. Therefore, the amount outstanding is included in long-term debt in the September 26, 1999 consolidated balance sheet.

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. DEBT ISSUANCE AND EXTINGUISHMENT

    As discussed in Note 8, the Company repaid all of its outstanding debt incurred under the 1996 Credit Agreement. In conjunction with this repayment, the Company amended the 1996 Credit Agreement so that there were no available commitments except for certain outstanding letters of credit.

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

    On February 22, 1999, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were used to repay certain indebtedness under the 1996 Credit Agreement. In connection with the issuance of these notes, the Company amended the 1996 Credit Agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the 1996 Credit Agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. This amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the 1996 Credit Agreement. Accordingly, the Company recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs. As discussed above, the 1996 Credit Agreement was amended in the third quarter of 1999.

10. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL

    On July 12, 1999, we entered into an Agreement and Plan of Merger with Quebecor Printing Inc. ("QPI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of World Color. On July 16, 1999, QPI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of our common stock at a price of $35.69 per share. On August 20, 1999, QPI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of our outstanding shares.

    On October 8, 1999, World Color and Acquisition Inc. completed the merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QPI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QPI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 became convertible into the number of QPI subordinate voting shares and cash that would have been received had the Convertible Note been converted prior to October 8, 1999.

    In connection with the tender offer, we incurred $169,301 of non-recurring expenses in the third quarter of 1999. These expenses included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the tender offer. In addition, our outstanding restricted stock became fully vested in connection with the tender offer. The expenses related to the tender offer are included in selling, general and administrative expenses in our 1999 consolidated statement of operations. Excluding the settlement of options by Acquisition Inc., we paid the majority of these expenses during August and September 1999. Approximately $16,400 of these expenses were included in accounts payable and accrued expenses at September 26, 1999.

    In 1999, we acquired five businesses serving customers in the commercial, retail and directory markets for an aggregate purchase price of approximately $203,000, including assumed indebtedness. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

    In 1998, we acquired four businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $200,000. These companies, which have been included in results of operations since their respective acquisition dates, have not had a material effect on our results of operations, nor are they expected to on a continuing basis. These acquisitions have been accounted for as purchases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 27, 1998

    Net sales increased $50,860 or 8.0% to $686,840 in 1999 from $635,980 in
1998. The increase was primarily due to the inclusion of sales from the acquisitions in 1999 and improved sales in our base business, partially offset by a decrease in paper prices.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    Gross profit increased $12,640 or 9.9% to $139,677 in 1999 from $127,037 in 1998. The gross profit margin increased to 20.3% in 1999 from 20.0% in 1998 due primarily to decreased sales resulting from lower paper prices and synergies resulting from the integration of the acquired businesses.

    Selling, general and administrative expenses, including restructuring and other special charges of $12,397 and expenses related to the tender offer of $169,301 increased $186,355 to $240,964 in 1999 from $54,609 in 1998. Excluding the non-recurring charges, the 1999 increase of $4,657 or 8.5% to $59,266 was primarily due to the acquisitions in 1999, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

    Interest expense and securitization fees increased $2,644 or 11.6% to $25,521 in 1999 from $22,877 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions and tender offer expenses. Related party interest expense in 1999 was $3,801.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 13.7% for the third quarter of fiscal year 1999 compared to 41.5% for the comparable period in 1998. The decrease in the tax rate in 1999 was due primarily to permanent differences in tender offer related expenses and goodwill.

    Net income before non-recurring charges for the three month period ended September 26, 1999 was $33,109.

NINE MONTHS ENDED SEPTEMBER 26, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 27, 1998

    Net sales increased $126,338 or 7.3% to $1,859,228 in 1999 from $1,732,890 in 1998. The increase was due to the inclusion of sales from the acquisitions in 1999 and 1998 and improved sales in our base business, partially offset by a decrease in paper prices.

    Gross profit increased $28,664 or 9.3% to $337,485 in 1999 from $308,821 in 1998. The gross profit margin increased to 18.2% in 1999 from 17.8% in 1998 due to decreased sales resulting from lower paper prices and synergies resulting from the integration of the acquired businesses.

    Selling, general and administrative expenses, including restructuring and other special charges of $74,807 and expenses related to the tender offer of $169,301, increased $255,456 to $416,658 in 1999 from $161,202 in 1998.
Excluding the non-recurring charges, the 1999 increase of $11,348 or 7.0% to $172,550 was due primarily to the acquisitions in 1999 and 1998, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

    Interest expense and securitization fees increased $9,112 or 13.9% to $74,480 in 1999 from $65,368 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions and tender offer expenses. Related party interest expense in 1999 was $3,801.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 18.5% for the first nine months of fiscal year 1999 compared to 41.5% for the comparable period in 1998. The decrease in the 1999 tax rate was due primarily to permanent differences in tender offer related expenses and goodwill.

    Net income before non-recurring charges for the nine month period ended September 26, 1999 was $54,092.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESTRUCTURING AND OTHER SPECIAL CHARGES

    In the second and third quarters of 1999, respectively, we recorded restructuring and other special charges of $62,410, and $12,397, or $36,822 and $7,475, respectively, net of tax, to eliminate redundant and less efficient capacity resulting from our ongoing acquisition strategy.

    The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate administrative positions. These charges, consisting primarily of $26,615 for the write down of equipment and $44,566 to reserve for certain lease costs, resulted from changes in our strategic growth objectives and were primarily determined based on independent appraisals. Other restructuring charges of $3,626 included additional costs to exit facilities and severance.

    We have closed the facilities and sales offices and terminated affected employees. Fixed assets have been adjusted to reflect their appropriate values. Cash transactions of approximately $750 have been charged against the reserve through the third quarter. We expect approximately $4,800 of cash to be expended in the fourth quarter of 1999. The remaining costs, primarily lease payments, will extend through 2008.

    The aggregate effect of all restructuring and other special charges was originally estimated to be in the range of $125,000 to $175,000 for the closure of facilities, write down of assets and elimination of administrative positions. We have not yet determined whether the effect of further restructuring plans will be recognized in the fourth quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    As part of the tender offer expenses discussed above, we recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on our behalf and $26,606 was paid in stock of QPI upon consummation of the merger. In addition, we received $51,299 from Acquisition Inc. to pay certain other tender offer expenses. These amounts will not be repaid and are, therefore, included in stockholders' equity in the September 26, 1999 consolidated balance sheet.

    In addition to the above, certain wholly owned subsidiaries of QPI provided us with $511,500, which was borrowed on our behalf from the subsidiaries' external long-term credit facilities. We used these funds to pay certain tender offer expenses and repay $491,600 in outstanding debt incurred under the Second Amended and Restated Credit Agreement dated June 6, 1996, as amended (the "1996 Credit Agreement"). Our resulting indebtedness has an annual interest rate of 7.23%. Payment is not required prior to October 1, 2000. The indebtedness has been classified as long-term debt in the September 26, 1999 consolidated balance sheet.

    On August 20, 1999, we entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At September 26, 1999, $36,500 was outstanding under the credit agreement at an interest rate of 8.25%. The credit agreement matures on December 31, 1999, however, if the maturity of this facility is not extended beyond October 1, 2000, QPI will refinance the outstanding indebtedness under this agreement on our behalf. QPI will not require us to repay the amount earlier than October 1, 2000. Therefore, the amount outstanding is included in long-term debt in the September 26, 1999 consolidated balance sheet.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    As discussed above, we repaid all of the outstanding debt under the 1996 Credit Agreement, at which time we amended the agreement so that there are no available commitments except for certain outstanding letters of credit.

    On February 22, 1999, we issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were used to repay certain indebtedness under our 1996 Credit Agreement. In connection with the issuance of these notes, we amended our 1996 Credit Agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the 1996 Credit Agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. This amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the 1996 Credit Agreement. Accordingly, we recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs. As discussed above, the 1996 Credit Agreement was modified in the third quarter of 1999.

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

    We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Net income before non-recurring charges, plus depreciation and amortization and deferred income taxes was $183,128 and $164,727 for the nine months ended September 26, 1999 and September 27, 1998, respectively. Our outstanding indebtedness less cash increased $264,711 from December 27, 1998 to September 26, 1999 due primarily to borrowings incurred to fund acquisitions and tender offer expenses. Working capital was $306,736 at September 26, 1999 and $248,200 at September 27, 1998. In accordance with our ongoing program to maintain modern, efficient plants and increase productivity, we anticipate that 1999 net capital expenditures will be approximately 4 - 5% of net sales.

    In the first nine months of 1999, we repurchased 1,263,652 shares of our common stock at a weighted average cost of $24.18 per share. From the inception of our stock repurchase plan in August 1998, we have repurchased 1,750,153 shares at a weighted average cost of $26.02 per share and reissued 466,255 shares. We have terminated our share repurchase program.

    Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of September 26, 1999 we had no significant concentrations of credit risk.

    In the normal course of business, we are exposed to changes in interest rates. However, we manage this exposure by having a balanced variety of debt maturities as well as a combination of fixed and variable rate obligations. In 1998, we entered into interest rate swap agreements in order to further reduce the exposure on our variable rate obligations. The swap agreements were cancelled by the respective counterparties in September 1999. These agreements did not have a material impact on the consolidated financial statements for the periods presented. We do not hold or issue any derivative financial instruments for trading purposes.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    We believe that our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments on third party indebtedness for the foreseeable future.

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

    In connection with our readiness program, we have inventoried and assessed the state of compliance of all information systems and non-information systems. We commenced remediation of our information systems in 1994. As a result, our information systems, including our financial, human resources and payroll functions, are substantially Year 2000 compliant. At this time, we have substantially completed our readiness efforts with respect to our information systems. With respect to our non-information systems, we have completed an inventory and assessment of facilities (HVAC, safety and security) and manufacturing (pre-press, press, bindery and finishing) systems. We have worked with the outside suppliers of such systems as well as with an outside consultant to remediate non-compliant components. Accordingly, we have substantially completed our readiness efforts with respect to our non-information systems.

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

    Our readiness program includes the development of contingency plans addressing potential business interruptions arising from Year 2000-related disruptions. Such plans include assessing the movement of work among our facilities. In the fourth quarter of 1999, we will further hone our contingency plans, taking into account, among other things, the state of readiness of our vendors, including, without limitation, utility suppliers, as well as our major customers.

    The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

QUEBECOR WORLD (USA) INC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 27, 1998, dated March 26, 1999.

    In addition, the Company has filed herewith the following exhibits:

    10.1 Retention and Severance Agreement dated August 16, 1999 between World Color Press, Inc. and Jennifer L. Adams.

    10.2 Retention and Severance Agreement dated August 16, 1999 between World Color Press, Inc. and Marc L. Reisch.

    10.3 Settlement Agreement dated August 16, 1999 between World Color Press, Inc. and Robert G. Burton.

    27.0 Financial Data Schedule for the period ended September 26, 1999 (filed in electronic form only).

(b) Reports on Form 8-K

    The registrant filed a Current Report on Form 8-K dated October 8, 1999, with respect to the merger with an indirect wholly owned subsidiary of Quebecor Printing Inc. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       QUEBECOR WORLD (USA) INC.

                                                       By:             /s/ MICHEL SALBAING
                                                            -----------------------------------------
                                                                         Michel Salbaing
Date: November 8, 1999                                                SENIOR VICE PRESIDENT