Form 10-K405
period 1999-12-31
QUEBECOR WORLD USA INC
filed 2000-03-30
CIK 780117

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-11802

                            ------------------------

                           QUEBECOR WORLD (USA) INC.
                  (FORMERLY KNOWN AS WORLD COLOR PRESS, INC.)

                DELAWARE                                     37-1167902
    (State or other jurisdiction of             (IRS Employer Identification Number)
     incorporation or organization)

                THE MILL
          340 PEMBERWICK ROAD
         GREENWICH, CONNECTICUT                                06831
(Address of principal executive offices)                     (Zip Code)

                                  203-532-4200
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


                        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        Title of each class
                        6% Convertible Senior Subordinated Notes due 2007
                        8 3/8% Senior Subordinated Notes due 2008
                        7 3/4% Senior Subordinated Notes due 2009

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES /X/  NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    /X/

    THE ONLY CLASS OF VOTING SECURITIES OF QUEBECOR WORLD (USA) INC. IS ITS COMMON STOCK, PAR VALUE $1.00 PER SHARE (THE "COMMON STOCK"). ON MARCH 15, 2000, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $0.

                            ------------------------

    AS OF MARCH 15, 2000, TEN SHARES OF COMMON STOCK WERE OUTSTANDING.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    CERTAIN EXHIBITS AS LISTED ON THE EXHIBIT INDEX AND FILED WITH REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4 (NO. 333-74087) UNDER THE SECURITIES ACT OF 1933, AS AMENDED, ARE INCORPORATED BY REFERENCE INTO PART IV OF THIS FORM 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                            PAGE
                                                                                      ----------------
PART I

ITEM 1.                 Business....................................................  1
ITEM 2.                 Properties..................................................  6
ITEM 3.                 Legal Proceedings...........................................  7
ITEM 4.                 Submission of Matters to a Vote of Security Holders.........  7

PART II

ITEM 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................  8
ITEM 6.                 Selected Financial Data.....................................  9
ITEM 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................  10
ITEM 7A.                Quantitative and Qualitative Disclosures about Market
                          Risk......................................................  16
ITEM 8.                 Financial Statements and Supplementary Data.................  16
ITEM 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  16

PART III

ITEM 10.                Directors and Executive Officers of the Registrant..........  17
ITEM 11.                Executive Compensation......................................  19
ITEM 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................  24
ITEM 13.                Certain Relationships and Related Transactions..............  25

PART IV

ITEM 14.                Exhibits, Financial Statement Schedule and Reports on Form
                          8-K.......................................................  26

SIGNATURES..........................................................................  29

FINANCIAL STATEMENTS

                        Index to Financial Statements and Financial Statement
                          Schedule..................................................  30
                        Independent Auditors' Report................................  F-1
                        Balance Sheets as of December 31, 1999 and December 27,
                          1998......................................................  F-2
                        Statements of Operations for the Years ended December 31,
                          1999, December 27, 1998 and December 28, 1997.............  F-3
                        Statements of Stockholders' Equity for the Years ended
                          December 31, 1999, December 27, 1998 and December 28,
                          1997......................................................  F-4
                        Statements of Cash Flows for the Years ended December 31,
                          1999, December 27, 1998 and December 28, 1997.............  F-5
                        Notes to Financial Statements...............................  F-6-F-22

FINANCIAL STATEMENT SCHEDULE
                        Schedule II--Valuation and Qualifying Accounts..............  S-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Quebecor World (USA) Inc. ("Quebecor World" or the "Company"), formerly known as World Color Press, Inc. ("World Color"), is a wholly owned subsidiary of Quebecor Printing (USA) Holdings Inc. and an indirect wholly owned subsidiary of Quebecor Printing Inc. ("QPI"). On July 12, 1999, World Color entered into an Agreement and Plan of Merger with QPI and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."). On July 16, 1999, QPI, through Acquisition Inc., commenced a tender offer (the "Offer") to acquire up to 23,500,000 shares of World Color common stock at a price of $35.69 per share. On August 20, 1999, QPI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of World Color's outstanding shares of common stock (the "Change in Control"). On October 8, 1999, World Color and Acquisition Inc. completed a merger (the "Merger") of World Color with and into Acquisition Inc., with World Color as the surviving corporation, following receipt of approval from the Company's stockholders. The capital structure of the surviving corporation is 3,000 authorized shares of common stock, par value $1.00 per share. As of March 15, 2000 there were 10 shares outstanding. The surviving corporation is known as Quebecor World (USA) Inc. As a result of the Merger, we became an indirect wholly owned subsidiary of QPI. The remaining outstanding shares of the common stock of World Color (other than shares purchased by Acquisition Inc. in the Offer) were converted into the right to receive 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. In addition, each of World Color's 6% Convertible Senior Subordinated Notes due 2007, outstanding at the Merger, became convertible into the number of QPI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999.

    DUE TO CERTAIN COVENANTS IN ITS REGISTERED DEBT SECURITIES, QUEBECOR WORLD IS REQUIRED TO CONTINUE TO MAKE REPORTS UNDER SECTION 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT"). THIS ANNUAL REPORT SPEAKS TO THE OPERATIONS OF THE FORMER WORLD COLOR PRESS, INC. AND SUBSIDIARIES AND EXCLUDES THE OTHER OPERATIONS OF QPI OF WHICH IT IS NOW AFFILIATED.

QUEBECOR PRINTING INC.

GENERAL

    QPI, a diversified global commercial printing company, is the largest commercial printer in Canada and Europe and one of the largest in the United States and South America. Its 1999 revenues reached $5.0 billion, including approximately $1.0 billion contributed by the Company since its acquisition by QPI. QPI offers its customers state-of-the-art web offset, gravure and sheet fed printing capabilities, plus related value-added printing services in product categories including magazines, retail circulars, books, catalogs, directories, specialty printing and direct mail, and digital and other value-added services. QPI is a market leader in most of its product categories. QPI believes that the diversity of its customer base, geographic coverage and product segments reduces its reliance on any single product line or market. QPI's strategy for growth focuses on increasing its geographic coverage and expanding its product segments and services across its network of facilities. QPI services these markets and offers its products through a network of 160 printing and related services facilities capable of servicing virtually all major markets in the United States, Canada, France, Germany, Austria, United Kingdom, Spain, Sweden, Finland, Mexico, India, Chile, Argentina, Peru and Colombia. As of March 1, 2000, QPI employed over 40,000 people.

QUEBECOR WORLD (USA) INC.

GENERAL

    We are an industry leader in the management and distribution of print and digital information. Prior to the acquisition by QPI, we were the second largest diversified commercial printer in the United States, providing digital pre-media, press, binding, distribution and multi-media services to customers in the commercial, magazine, catalog, direct mail, book and directory markets. Founded in 1903, we currently operate 54 facilities with a network of sales offices nationwide. Through selective acquisitions and internal expansion, we have strategically positioned ourselves as a full-service provider of high technology solutions for our customers' imaging, print and distribution needs. We operate in one business segment--printing services, which is comprised of six separate sectors including commercial, magazines, catalogs, direct mail, books and directories.

    We completed five acquisitions in fiscal year 1999: Great Western Publishing (December 1998), a commercial retail insert printer; Infiniti Graphics (January), a commercial printer; Universal Press Graphics (March), a commercial printer which also provided us with an entry into the packaging sector; Downey Printing (April), a printer of specialty directories; and Metroweb (June), a publication and commercial printer.

    Substantially all sales are made to customers through our employees based upon customer specification. A significant amount of our sales are made pursuant to term contracts with our customers, with the remainder being made on an order-by-order basis. As a result, we have a significant backlog of orders. No customer accounted for more than 5% of our net sales in 1999. In our opinion, the loss, at substantially the same time, of all of the business provided by any one of our largest customers could have an adverse effect upon us.

MARKET SECTORS

COMMERCIAL

    We are a premier printer of virtually all of the different kinds of printed materials used by businesses to promote their goods and services to businesses, investors and consumers. We print high quality specialty products such as annual reports and automobile and travel brochures. We are also a leading printer of product brochures, bill stuffers, informational marketing materials and other advertising supplements. We also print freestanding inserts and retail inserts for established national and regional retailers and are the second largest offset printer of retail advertising inserts in the United States. We are an industry leader in three highly specialized areas: (1) complex personalized direct response materials; (2) unique and intricate consumer-involvement promotional materials such as scratch-off game pieces; and (3) airline guides and hotel directories. With a broad range of specialized equipment and focused attention to customer service, we provide commercial customers with format flexibility, high-speed production and the ability to print high quality commercial products from start to finish at one full-service source.

MAGAZINES

    We are a leading printer of consumer magazines in the United States. The publication customer base includes some of the largest and most established consumer magazine publishers in a diverse range of market categories. The popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which we believe provides us with a significant advantage over our competitors whose customers may be more susceptible to these downturns. A majority of our magazine printing is performed under contracts with remaining terms of between one and nine years, the largest of which are with customers with whom the Company has had relationships for, on average, more than 20 years. We have extended a majority of these contracts beyond the initial expiration dates and intend to continue this practice when economically practicable.

CATALOGS

    We are a leading printer for the U.S. catalog market. We currently print many of the most well known catalog titles. In addition, our business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries.

DIRECT MAIL

    We print direct mail materials such as booklets, inserts, bill stuffers and other advertisements. In addition, we provide direct marketers with direct imaging, personalization and other lettershop services. We believe that we are the only direct mail printer capable of providing complex personalization for both short and long-run projects.

BOOKS

    We print mass-market rack size books as well as hardcover books for the consumer, education and reference markets. We service many of the largest U.S. publishers.

DIRECTORIES

    We print four-color white-page and yellow-page directories for Pacific Bell and certain other independent directory publishers.

CURRENT SERVICES

DIGITAL AND PRE-MEDIA SERVICES

    We are a leader in the transition from conventional pre-media services to an all-digital workflow, providing a complete spectrum of film and digital preparation services, from traditional paste-up and color separations to state-of-the-art, all-digital pre-media services, as well as digital imaging and digital archiving. Our specialized digital and pre-media facilities, which are strategically located close to and, in certain cases, onsite at customer's facilities, provide our customers high quality, 24-hour preparatory services linked directly to our various printing facilities. In addition, our computer systems enable us to exchange images and textual material electronically, directly between our facilities and our customers' business locations. The integrated pre-media operations provide us with competitive advantages over traditional pre-media shops that are not able to provide the same level of integrated services. Our digital group also provides multi-media services such as the transformation of customers' existing printed and digital material into interactive media such as user-friendly information kiosk systems, Internet web sites, corporate intranets, CD-ROMs and computer laptop sales presentations. Our digital services group has provided a natural opportunity for cross-selling efforts by offering integrated pre-media and multi-media services to print customers who may have historically used third-party suppliers for their pre-media and multi-media needs.

PRESS AND BINDING SERVICES

    We believe that we provide our customers with access to state-of-the-art technology in all phases of the printing and binding process, including, among others, wide-web presses, computerized quality information systems, computer-to-plate and digital processing systems, high speed binding and personalization capabilities and robotic material handling. Wide-web press technology, which only a small number of well-capitalized printers are able to justify, generates a significant cost savings on longer press runs. Computerized quality information systems provide us and our customers with instant analysis of the quality of the printing, thereby enabling us to improve our performance and plan preventive maintenance of our equipment more effectively. Computer-to-plate and digital processing technologies eliminate the use of film, which significantly reduces costs and production time and enables customers to extend their production deadlines. Our personalization capabilities allow customers to include different content, whether advertising or editorial or both, within different copies of their product depending upon the geographic, demographic and subscriber specifications of their readers. We operate web and sheet fed offset, rotogravure and flexographic presses. We believe that the variety and capabilities of our presses and other production equipment allows us to meet the broad range of our customers' printing needs and be the full service provider demanded by the market. This capacity provides us with a competitive advantage over smaller printers who are unable to meet this demand.

DISTRIBUTION AND LOGISTICS

    We believe that our sophisticated mailing and distribution capabilities are among the best in the industry. We maintain a network of strategic regional locations as well as a central facility in the Chicago, Illinois area from which we provide customers important access to our nationwide services. Nearly all of our printing facilities dedicated to servicing our magazine, catalog and direct mail customers are strategically located in the mid-region of the country. We believe that the size of these printing plants and their central location and close proximity to each other provide us with a significant advantage in distribution capabilities, enabling us to distribute a greater volume of product than our competitors to a wider target market at a lower cost. We also operate facilities on the west and east coasts which serve more regionalized needs. We use computerized cost studies to examine the benefits of pooled and palletized mailing for our customers to develop an efficient and cost effective distribution plan designed to enable the customer's product to reach consumers at narrowly specified delivery times. Our mail capabilities extend from state-of-the-art mail list processing technology through entry point optimization, load planning, consolidation, carrier management, mail tracking and customer reporting.

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

    The printing industry is experiencing excess capacity. Further, the industries that we serve have been subject to consolidation efforts, leading to a smaller number of potential customers who exercise increased pricing leverage over the industry. Primarily as a result of this excess capacity and customer consolidation, there has been, and we believe will continue to be, downward pricing pressure and increased competition in the printing industry.

    We continue to evaluate solutions to address the challenges and opportunities presented to us by the increased use of e-commerce and reliance on communication through electronic media, including the Internet, in the conduct of our business, both with our customers and suppliers. We are being called upon to address our customers' use of electronic media throughout their business spectrums, from the delegation of their print requirements through the production and distribution of their product. We have continued to move to an all digital environment in our pre-media service offerings to allow our customers to produce, manage and redeploy their media assets by electronic means. We are also developing electronic transaction technology that will enable us to use electronic tools in aggregating and transacting our supply side purchases.

    Sales volume in general has been positively affected by increased advertising pages, including those related to Internet/New Media companies. We expect this trend to continue through 2000 and beyond.

SEASONALITY

    The operations of our business are seasonal with approximately two-thirds of historical operating income recognized in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

RAW MATERIALS

    The primary raw materials required in a printing operation are ink and paper. We supply all of the ink and a substantial amount of the paper used in the printing process. Our net sales include sales to certain customers of paper that we purchase. We provide warehouse space for both ourselves and customer supplied paper. The price of paper is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. In 1998, paper prices declined from previous years and availability was plentiful for most grades of paper. In the first three quarters of 1999, paper prices in general continued to decline moderately. In the fourth quarter of 1999, paper prices started to recover and were relatively flat compared to the same period in 1998. We expect the trend of increasing paper prices to continue throughout 2000. We believe we have adequate allocations with our paper suppliers to meet our customers' needs. Our contracts with our customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services.

    Our materials management program capitalizes on our purchasing power in order to minimize materials costs while optimizing inventory management. We are not dependent upon any one source for our paper or ink. We believe that an adequate supply of ink is available. Given the volume of our purchases, we are generally able to obtain quality paper, ink and other materials at competitive prices. Our strong commercial relationships with a relatively small number of suppliers allow us to negotiate favorable price discounts and achieve more assured sourcing of high quality paper that meets our specifications.

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

    We have procedural controls and personnel dedicated to compliance with all applicable environmental laws. We estimate that capital expenditures in 2000 required to comply with federal, state and local provisions for environmental controls, as well as expenditures for our share of costs for environmental clean-up, if any, will not be material and will not have a material adverse effect on us. We expect to incur ongoing capital and operating costs to maintain compliance with applicable environmental laws, which costs we do not expect to be, in the aggregate, material.

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

EMPLOYEES

    As of March 1, 2000, we had over 16,000 employees, approximately 17% of who were represented by unions under several different labor contracts, which expire at various times from April 2000 through August 2005.

    As of March 1, 2000, approximately 600 of such unionized employees, in one facility, were covered under a contract, the term of which has been automatically extended by its terms and currently is under negotiation. Under the terms of the contract during the period of extension either party may give the other party 21 calendar days written notice terminating the contract.

ITEM 2. PROPERTIES.

    Our corporate office is currently located in leased facilities in Greenwich, Connecticut. Production facilities are located throughout the United States, as set forth below. We believe our facilities provide adequate productive capacity for our needs. Summary information regarding our facilities as of March 1, 2000 is set forth as follows:

USE AND LOCATION                                              OWNED/LEASED   SQUARE FOOTAGE
----------------                                              ------------   --------------
CORPORATE HEADQUARTERS:
Greenwich, Connecticut......................................  Leased              55,000

PRINTING PLANTS:
Atlanta, Georgia............................................  Owned              129,000
Augusta, Georgia............................................  Owned              700,000
Brookfield, Wisconsin.......................................  Owned              309,000
Caroll, Iowa................................................  Owned               58,000
Corinth, Mississippi........................................  Owned              630,000
Covington, Tennessee........................................  Owned              535,000
Dresden, Tennessee..........................................  Owned              678,000
Dyersburg, Tennessee........................................  Owned              869,000
Elk Grove Village, Illinois.................................  Owned              175,000
Elk Grove Village, Illinois.................................  Leased              93,000
Effingham, Illinois.........................................  Owned              570,000
Enfield, Connecticut........................................  Owned               75,000
Erlanger, Kentucky..........................................  Leased              94,000
Jonesboro, Arkansas.........................................  Owned              400,000
Lebanon, Ohio...............................................  Owned              270,000
Los Angeles, California.....................................  Leased             283,000
Merced, California..........................................  Owned              460,000
Metairie, Louisiana.........................................  Owned              106,000
North Haven, Connecticut....................................  Owned              440,000
Oakwood, Georgia............................................  Owned              251,000
Oberlin, Ohio...............................................  Owned              110,000
Oklahoma City, Oklahoma.....................................  Owned              220,000
Omaha, Nebraska.............................................  Owned               52,000
Ontario, California.........................................  Leased              39,000
Orlando, Florida............................................  Leased             191,000
Pawtucket, Rhode Island.....................................  Leased             300,000
Phoenix, Arizona............................................  Leased              83,000
Providence, Rhode Island....................................  Owned               88,000
Red Bank, Ohio..............................................  Owned              180,000
Salem, Illinois.............................................  Owned              688,000
South Windsor, Connecticut..................................  Owned               42,000
Stillwater, Oklahoma........................................  Owned              335,000
Taunton, Massachusetts......................................  Owned              355,000
Versailles, Kentucky........................................  Owned            1,058,000
Waukee, Iowa................................................  Owned              119,000
Westwood, Massachusetts.....................................  Leased             102,000
Wilmington, Massachusetts...................................  Leased             195,000
Winchester, Virginia........................................  Owned               96,000

USE AND LOCATION                                              OWNED/LEASED   SQUARE FOOTAGE
----------------                                              ------------   --------------
DIGITAL SERVICES/PRE-MEDIA:
Arlington Heights, Illinois.................................  Leased              18,000
Charlotte, North Carolina...................................  Leased              21,000
Lake Mary, Florida..........................................  Leased              18,000
Lexington, Kentucky.........................................  Leased              27,000
Los Angeles, California.....................................  Leased              22,000
New York, New York..........................................  Leased               6,000
Orlando, Florida............................................  Leased              18,000
St. Charles, Missouri.......................................  Leased              21,000
Warren, Michigan............................................  Leased              12,000
Washington, D.C.............................................  Leased              67,000

DISTRIBUTION:
Altamont, Illinois..........................................  Leased              27,000
Bensenville, Illinois (DISTRIBUTION/BINDERY)................  Owned              307,000
Flora, Illinois.............................................  Owned              120,000
Lexington, Kentucky.........................................  Leased             241,000
Trenton, Tennessee..........................................  Leased              96,000
Versailles, Kentucky........................................  Leased              26,000

WAREHOUSE:
Jonesboro, Arkansas.........................................  Leased             105,000
Memphis, Tennessee..........................................  Leased             100,000
Newburn, Tennessee..........................................  Leased              68,000
West Annex, Oklahoma........................................  Owned               54,000

In addition, we maintain an extensive network of sales offices located throughout the United States, as well as additional warehouse space. We believe that none of our leases are material to our operations and that such leases were entered into on market terms.

ITEM 3. LEGAL PROCEEDINGS.

    We do not believe that there are any pending legal proceedings, which, if adversely determined, could have a material adverse effect on our financial condition or results of operations, taken as a whole.

    There were no material pending legal proceedings that were terminated in the fourth quarter of the fiscal year ended December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On October 8, 1999, World Color held a Special Meeting of Stockholders. At the meeting, the stockholders voted on the Merger of World Color and Acquisition Inc. A total of 32,588,921 and 5,447,381 shares were voted and unvoted, respectively. The following table sets forth certain information with respect to such stockholder vote.

       SHARES           SHARES VOTED     SHARES
      VOTED FOR           AGAINST      ABSTAINING
---------------------   ------------   ----------
32,584,072                  3,767        1,082

    No other matters were submitted for stockholder vote during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE RANGE OF COMMON STOCK

    Until the effective time of the Merger on October 8, 1999, World Color's common stock was listed on the New York Stock Exchange under the symbol: WRC. In connection with the Merger, the remaining outstanding shares of the common stock of World Color were converted into 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. The following table sets forth the range of the high and low sales prices of the common stock of World Color as quoted on the New York Stock Exchange for 1998 and 1999*. We did not pay dividends during 1998 or 1999.

1998                                                         HIGH           LOW           CLOSE
----                                                     ------------   ------------   -----------
First Quarter..........................................  34 3/4         25 3/8         34 1/8
Second Quarter.........................................  35 11/16       29 7/8         33 1/16
Third Quarter..........................................  36 1/4         26             29 1/2
Fourth Quarter.........................................  34 3/4         22 3/4         27 1/8

1999                                                         HIGH           LOW           CLOSE
----                                                     ------------   ------------   -----------
First Quarter..........................................  30 7/16        21 15/16       23 3/16
Second Quarter.........................................  27 5/8         20             26 7/8
Third Quarter..........................................  37 3/16        27 1/16        35 1/2
Fourth Quarter (*).....................................  38 3/8         35 1/2         38

------------------------

* October 8, 1999, the day of the Merger, was the final day of public trading for the common stock of World Color. Following the Merger, there is no established public trading market for our Common Stock, par value $1.00 per share. There was one holder of such Common Stock at March 15, 2000, which was an affiliate of the Company.

DIVIDEND POLICY

    We do not expect to declare or pay cash dividends on the Common Stock at any time in the foreseeable future. The decision whether to apply legally available funds to the payment of dividends on the Common Stock will be made by our Board of Directors from time to time in the exercise of its prudent business judgment, taking into account, among other things, our results of operations and financial condition and any then existing or proposed commitments for our use of available funds. We are restricted by the terms of certain of our outstanding debt and financing agreements from paying cash dividends on our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial data for the five fiscal years ended December 31, 1999 have been derived from the Company's audited consolidated financial statements. The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                                   FISCAL YEAR(1)
                                           --------------------------------------------------------------
                                            1999(2)        1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net sales..............................  $2,552,895   $2,356,885   $1,981,225   $1,641,412   $1,295,582
  Cost of sales..........................   2,223,424    1,927,790    1,613,938    1,349,130    1,074,785
                                           ----------   ----------   ----------   ----------   ----------
  Gross profit...........................     329,471      429,095      367,287      292,282      220,797
  Selling, general and administrative
    expenses.............................     406,730      214,862      188,688      153,071      125,539
  Restructuring and streamlining
    charges(3)(4)........................      74,807           --           --           --       40,900
                                           ----------   ----------   ----------   ----------   ----------
  Operating income (loss)................    (152,066)     214,233      178,599      139,211       54,358
  Interest expense and securitization
    fees.................................     103,866       88,589       80,039       58,417       37,897
  Income tax provision (benefit).........     (56,406)      52,054       41,341       33,533        6,584
  Extraordinary items, net of tax(5).....     (11,992)          --           --           --           --
  Cumulative effect of change in
    accounting principle, net of
    tax(6)...............................     (10,513)          --           --           --           --
                                           ----------   ----------   ----------   ----------   ----------
  Net income (loss)......................  $ (222,031)  $   73,590   $   57,219   $   47,261   $    9,877
                                           ==========   ==========   ==========   ==========   ==========
OTHER OPERATING DATA:
  Depreciation and amortization..........  $  155,766   $  140,725   $  131,710   $  104,493   $   74,668
  Capital expenditures(7)................     140,005       95,533       93,145       70,639      120,339
BALANCE SHEET DATA (AT PERIOD END):
  Working capital........................  $  291,068   $  239,428   $  168,752   $  227,068   $  160,835
  Property, plant and equipment, net.....     877,998      885,999      857,195      818,157      480,421
  Total assets...........................   2,376,121    2,433,886    1,933,571    1,822,432    1,150,728
  Long-term debt (including current
    maturities)..........................   1,291,196    1,255,920      819,113      897,867      487,106
  Stockholders' equity...................     549,325      668,647      599,769      414,932      358,766

------------------------

(1) In 1999, the Company changed its fiscal year end to December 31, 1999 from the last Sunday in December. The change resulted in a 369-day period rather than a 52-week period. This change was not material to the Company's results of operations. The fiscal years prior to 1999 each represent the 52 or 53 week period ending on the last Sunday in December. Fiscal year 1995 consisted of 53 weeks. Fiscal years 1996, 1997 and 1998 each consisted of 52 weeks.

(2) In 1999, the Company recognized merger related charges of $313,845. See
    Note 4 to the consolidated financial statements for further details.

(3) In 1999, the Company recognized restructuring and other special charges of $74,807 to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. See Note 8 to the consolidated financial statements for further details.

(4) Operating income in 1995 was reduced by $40,900 of a nonrecurring streamlining charge. This charge reflects the Company's strategy in 1995 to realign certain business operations. The major components of this realignment plan were to close a facility and to consolidate certain digital prepress operations and functions.

(5) In 1999, the Company recognized extraordinary charges of $11,992, net of tax, for the early extinguishment of certain debt instruments. See Note 9 to the consolidated financial statements for further details.

(6) The Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in the first quarter of 1999 which resulted in a charge of $10,513, net of tax. See Note 2 to the consolidated financial statements for further details.

(7) 1998 capital expenditures are net of proceeds of approximately $88,500 from the sale and leaseback of certain equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (Dollars in thousands, except per share data)

GENERAL

    We are a diversified commercial printer serving customers in the commercial, magazine, catalog, direct mail, book and directory markets. We operate in one business segment--the management and distribution of print and digital information. Our revenues are derived primarily from the sale of services and materials to our customers, including digital and pre-media services, press and binding services and distribution and logistics services.

    On July 12, 1999, we entered into an Agreement and Plan of Merger with Quebecor Printing Inc. ("QPI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of World Color (the "Merger"). On July 16, 1999, QPI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of our common stock at a price of $35.69 per share. On August 20, 1999, QPI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of our outstanding shares.

    On October 8, 1999, World Color and Acquisition Inc. completed the Merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QPI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QPI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007, outstanding at the Merger, became convertible into the number of QPI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Our new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At December 31, 1999, 10 common shares were outstanding.

    In connection with the Merger, we incurred $169,301 of non-recurring costs in the third quarter of 1999. These costs included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the Merger. In addition, our outstanding restricted stock became fully vested in connection with the Merger. The costs related to the Merger are included in selling, general and administrative expenses in our 1999 consolidated statement of operations. The majority of these costs were paid during 1999.

    In connection with the Merger, we have developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of our plant locations and sales offices. This revised strategic initiative resulted in a charge to our 1999 cost of sales and selling, general and administrative expenses of $134,668 and $9,876, respectively. The charge was primarily composed of $40,011 for the writedown of fixed assets to reflect fair market value, $32,303 for severance and related costs to shut down certain plant locations and sales offices, $19,672 for the disposal and other related costs of inventories and $34,100 to reflect other operational changes in the business as a result of the Merger.

    At December 31, 1999, all such assets have been adjusted to reflect the appropriate value and we expect to proceed with the closure of the facilities and related employee terminations in 2000. The expected cash expenditures for the above charges are approximately $14,000, the majority of which is severance related and will be paid in 2000. As a result of the Merger integration plan, we anticipate incurring additional charges, primarily in 2000, of approximately $26,000.

    There continues to be significant pricing pressure on all printers, including us. Our net sales include sales to certain customers of paper we purchased. The price of paper, our primary raw material, is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. In 1998, paper prices declined from previous years and availability was plentiful for most grades of paper. In the first three quarters of 1999, paper prices in general continued to decline moderately. In the fourth quarter of 1999, paper prices started to recover and were relatively flat compared to the same period in 1998. We expect the trend of increasing paper prices to continue throughout 2000. Our contracts with our customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services.

ACQUISITIONS

    In fiscal year 1999, we acquired five businesses serving customers in the commercial, retail, publication and directory markets for an aggregate purchase price of approximately $203,000, including assumed indebtedness. In 1998, we acquired four businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $200,000. In 1997, we acquired two businesses serving the book and short-run publications markets for an aggregate purchase price of approximately $194,000. These companies have been included in results of operations since their respective acquisition dates and the acquisitions were accounted for as purchases.

RESULTS OF OPERATIONS

    Historically our fiscal years have represented the 52 or 53 week period ending on the last Sunday in December. Fiscal 1997 and 1998 were 52-week years. In 1999, we changed our fiscal year end to December 31, 1999 in order to conform with the fiscal year end of QPI. The change in the fiscal year did not have a material effect on our results of operations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 27, 1998

    Net sales increased $196,010 or 8.3% to $2,552,895 in 1999 from $2,356,885 in 1998. The increase was due to the inclusion of both a full year of results from the acquisitions in 1998 and results from the acquisitions in 1999, higher paper volume and improved sales in our base business.

    Gross profit decreased $99,624 or 23.2% to $329,471 in 1999 from $429,095 in 1998, due primarily to the fourth quarter charges related to the Merger as described above, partially offset by the inclusion of the 1998 and 1999 acquisitions and improved operating efficiencies in our base business. Excluding the effect of the Merger related costs, gross profit margin remained flat at 18.2% in 1999 and 1998, respectively, due to the increased sales resulting from higher paper volume, offset by synergies resulting from the integration of the acquired businesses.

    Selling, general and administrative expenses, including expenses related to the Merger of $179,177 and restructuring and other special charges of $74,807, increased $266,675 to $481,537 in 1999 from

$214,862 in 1998. Excluding the non-recurring Merger and restructuring charges, the 1999 increase of $12,691 or 5.9% to $227,553 was due primarily to the acquisitions in 1999 and 1998, including the related additional amortization expense for goodwill, partially offset by benefits derived from cost saving initiatives.

    In 1999, we recorded restructuring and other special charges of $74,807, or $44,297 net of tax, to eliminate redundant and less efficient capacity resulting from our ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. These charges, consisting primarily of $26,615 for the writedown of equipment and $44,566 to reserve for certain lease costs, resulted from changes in our strategic growth objectives and were primarily determined based on independent appraisals. As of year end 1999, we have closed the affected facilities and sales offices and terminated the related employees. Fixed assets have been adjusted to reflect their appropriate values. In 1999, we paid approximately $5,000 related to these charges. The remaining costs, primarily lease payments, will extend through 2008. The aggregate effect of all restructuring and other special charges was originally estimated to be in the range of $125,000 to $175,000 for the closure of facilities, write down of assets and elimination of administrative positions. The Merger significantly altered this estimate and as of the fourth quarter of 1999, we have completed this restructuring initiative.

    Interest expense and securitization fees increased $15,277 or 17.2% to $103,866 in 1999 from $88,589 in 1998. The increase was due to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements, offset by a lower average cost of funds.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was approximately 22.0% for 1999 and 41.4% for 1998. Full year 1999's rate was impacted by costs related to the Merger, some of which were nondeductible, as well as restructuring and other special charges.

YEAR ENDED DECEMBER 27, 1998 COMPARED TO YEAR ENDED DECEMBER 28, 1997

    Net sales increased $375,660 or 19.0% to $2,356,885 in 1998 from $1,981,225 in 1997. The increase was due to the inclusion of both a full year of results from the acquisitions in 1997 and results from the acquisitions in 1998, higher paper prices and volume and improved sales in our base business.

    Gross profit increased $61,808 or 16.8% to $429,095 in 1998 from $367,287 in 1997, due primarily to the inclusion of the 1997 and 1998 acquisitions and improved operating efficiencies in our base business. Gross profit margin decreased to 18.2% in 1998 from 18.5% in 1997 due to increased sales resulting from higher paper prices and volume, slightly offset by the benefits of certain cost reduction initiatives and other synergies resulting from the integration of the acquired businesses.

    Selling, general and administrative expenses increased $26,174 or 13.9% to $214,862 in 1998 from $188,688 in 1997. The increase was due to the 1997 and 1998 acquisitions, including the related additional amortization expense for goodwill, offset by benefits derived from cost saving initiatives and a decrease in the 1998 provision for bad debts. The 1997 provision for bad debts was higher than usual because of bad debts related to a customer that entered into bankruptcy.

    Interest expense and securitization fees increased $8,550 or 10.7% to $88,589 in 1998 from $80,039 in 1997. The increase was due to higher average borrowings incurred to fund acquisitions, capital expenditures and working capital requirements, offset by a lower average cost of funds. The 1998 and 1997 amounts included $11,888 and $5,133, respectively, of fees resulting from the asset securitization agreement entered into in June 1997.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was approximately 41.4% for 1998 and 42.0% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1998, we issued Senior Subordinated Notes in the aggregate principal amount of $300,000 for net proceeds of approximately $291,700. Interest on the notes is payable semi-annually at the annual rate of 8.375%. Principal payments on the notes are not required prior to maturity on November 15, 2008. We used a portion of the net proceeds to repay certain indebtedness incurred under the Second Amended and Restated Credit Agreement dated June 6, 1996, as amended ("1996 Credit Agreement"). The remaining net proceeds were invested in money market securities through December 27, 1998. In the beginning of fiscal year 1999, we used the remaining net proceeds to redeem all of our then outstanding 9.125% Senior Subordinated Notes due 2003 (the "Notes") in an aggregate principal amount of $150,000. The Notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. This early extinguishment of debt generated an extraordinary charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs. The Notes were included in current maturities of long-term debt at December 27, 1998.

    On February 22, 1999, we issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were used to repay certain indebtedness under the 1996 Credit Agreement. In connection with the issuance of these notes, we amended our 1996 Credit Agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the 1996 Credit Agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. The amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the 1996 Credit Agreement. Accordingly, we recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, in the first quarter of 1999. As described below, all amounts outstanding under the 1996 Credit Agreement were repaid in connection with the Merger. At December 31, 1999, there were no available commitments under the 1996 Credit Agreement.

    In August 1999, certain wholly owned subsidiaries of QPI provided us with $511,500, which was borrowed on our behalf from subsidiaries' external long-term credit facilities. We used these funds to pay certain Merger expenses and repay $491,600 in outstanding debt incurred under the 1996 Credit Agreement. Our resulting indebtedness has an interest rate of LIBOR plus 2% per annum, adjusted quarterly. In 1999, the interest rate ranged from 7.23% to 8.07%. Payment is not required prior to January 1, 2001.

    On August 20, 1999, we entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. We do not owe any amounts under this credit agreement at December 31, 1999.

    As part of the Merger expenses discussed above, we recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on our behalf and $26,606 was paid in stock of QPI upon consummation of the Merger. In addition, we received $51,299 from Acquisition Inc. to pay certain other Merger expenses. These amounts will not be repaid and are, therefore, included in stockholders' equity in the December 31, 1999 consolidated balance sheet.

    In July and October 1998, we entered into agreements for the sale and leaseback of certain printing equipment for which we received approximately $88,500 of proceeds. The equipment used for the sale and leaseback transaction was primarily composed of 1998 capital expenditures. The lease expires in July 2010 and has been classified as an operating lease. The proceeds were used to repay certain indebtedness incurred under the 1996 Credit Agreement.

    In August 1998, the Board of Directors authorized the repurchase of up to 1,800,000 shares of our common stock. The repurchase of shares commenced in August 1998 and continued through mid 1999.

Shares were repurchased primarily to satisfy commitments under certain employee benefit plans. From the inception of the plan through mid-1999, we repurchased 1,750,153 shares at a weighted average cost of $26.02 and reissued 466,255 shares. In connection with the Merger, the share repurchase plan was terminated and the treasury stock was retired.

    In October 1997, we issued 4,600,000 shares of our common stock, receiving net proceeds of approximately $127,600. Concurrent with the stock offering, we issued $151,800 aggregate principal amount of Convertible Senior Subordinated Notes, receiving net proceeds of approximately $147,900. Interest on the convertible notes is payable semi-annually at the annual rate of 6%. The convertible notes have no required principal payments prior to maturity on October 1, 2007. Prior to the Merger, the convertible notes in the aggregate were convertible into 3,660,477 shares of our common stock at $41.47 per share, subject to adjustment upon the occurrence of certain events. Subsequent to the Merger, each note is convertible into the number of QPI subordinated shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Certain convertible notes were redeemed by the holders in 1999, reducing our liability to approximately $144,000 at December 31, 1999. While we have the option to redeem the notes subsequent to October 4, 2000, we do not intend to do so. Therefore, the notes are classified as long-term in the consolidated balance sheets.

    In June 1997, we entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of our accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. Subsequent to the Merger, this asset securitization program was cancelled. We entered into a new agreement which was aligned with QPI's existing program and has substantially the same terms and conditions as our previous agreement. In 1997, we received the proceeds from the sale of $200,000 of accounts receivable. Accordingly, accounts receivable has been reduced by $200,000 at December 31, 1999 and December 27, 1998. Fees associated with the asset securitization vary based on commercial paper rates plus a margin, providing a lower effective rate than that available from our traditional funding sources.

    Working capital was $291,068 at December 31, 1999 and $239,428 at
December 27, 1998, increasing $51,640 or 21.6% primarily due to the 1999 acquisitions and the repayment of the 1996 Credit Agreement in 1999, a portion of which was included in current maturities of long-term debt in 1998. Cash flow from operations was primarily used to fund working capital requirements, capital expenditures and acquisitions.

    Capital expenditures totaled $140,005 and $95,533 in 1999 and 1998, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment which increased our capacity and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity.

    At December 31, 1999, we had net operating loss carryforwards from business acquisitions for federal income tax purposes of $1,762 available to reduce future taxable income, expiring from 2007 to 2010. We also had federal tax credits of $4,162 expiring primarily from 2000 to 2002 and state tax credits of $3,894 expiring from 2001 to 2013. In addition, we had alternative minimum tax carryover credits of $29,631 which do not expire and may be applied against regular tax in the future, in the event that the regular tax expense exceeds the alternative minimum tax.

    Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of December 31, 1999, we had no significant concentrations of credit risk.

    In the normal course of business, we are exposed to changes in interest rates. However, we manage this exposure by having a balanced variety of debt maturities as well as a combination of fixed and variable rate obligations. In addition, in 1998, we entered into interest rate cap and swap agreements in order to further reduce the exposure on our variable rate obligations. The interest rate cap agreements expired in

1999. As allowed under the interest rate swap agreements, these agreements were cancelled in the third quarter of 1999 by the respective counterparties. These agreements did not have a material impact on the consolidated financial statements for the periods presented. As of December 31, 1999 we are not party to any such agreements. We do not hold or issue any derivative financial instruments for trading purposes.

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

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. We adopted this SOP in the first quarter of fiscal year 1999, which resulted in a charge of $10,513, net of taxes of $7,305, for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on our operating income on a continuing basis.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We would account for gains or losses resulting from changes in the values of those derivatives depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Therefore, we plan to adopt this statement in the first quarter of fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

SEASONALITY

    The operations of our business are seasonal with approximately two-thirds of historical operating income recognized in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

YEAR 2000

    We did not experience any material adverse impact with regard to software or hardware failure or malfunction as a result of the year 2000 transition. The costs incurred to date related to the year 2000 efforts have not been material, nor are they expected to be material in 2000. We will continue to monitor our systems throughout the first quarter of 2000.

FORWARD-LOOKING STATEMENTS

    Except for historical information contained herein, the statements in this document are forward-looking and made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results in future periods to differ materially from forecasted results. Those risks include, among others, changes in customers' demand for our products, changes in raw material and equipment costs and availability, seasonal changes in customer orders, pricing actions by our competitors and general changes in economic condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    For quantitative and qualitative disclosures about market risk, see the notes to the consolidated financial statements (Note 9) referenced in Item 8 of this report, and the information presented under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations:
Liquidity and Capital Resources" on pages 13-15 referenced in Item 7 of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company on pages F-1 through F-22 hereof and the related schedule thereto set forth on page S-1 hereof are incorporated hereto by reference. The supplementary quarterly data set forth in
Note 18 on page F-22 hereof is incorporated hereto by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

    The table below sets forth certain information regarding the current executive officers and Directors of the Company as of March 1, 2000.

NAME                                  AGE                               POSITION
----                                --------   ----------------------------------------------------------
Marc L. Reisch....................     44      Chairman of the Board of Directors, President and Chief
                                               Executive Officer
Kenneth Bacon.....................     49      Vice President, Taxes
Jerome V. Brofft..................     55      Senior Vice President, Purchasing
Paul B. Carousso..................     30      Vice President, Controller
David R. Coates...................     62      Director
Mark A. D'Souza...................     39      Vice President and Treasurer
Marcello A. De Giorgis............     69      Director
Kevin P. Hayden...................     36      Vice President, Operations
Marie D. Hlavaty..................     36      Vice President, General Counsel and Secretary
Heidi J. Nolte....................     42      Senior Vice President, Chief Information Officer
Christian M. Paupe................     41      Director and Executive Vice President
Michel P. Salbaing................     54      Director and Senior Vice President, Chief Financial
                                               Officer

    MARC L. REISCH has been the Chairman of the Board of Directors, President and Chief Executive Officer of the Company since October 1999. Prior to that, Mr. Reisch had served as President of World Color since November 1998. Prior to holding that position, Mr. Reisch held the position of Vice Chairman, Group President since January 1998. Mr. Reisch held the position of Group President, Sales and Chief Operating Officer from August 1996 until January 1998 and the position of Executive Vice President, Chief Operating and Financial Officer from June 1996 until August 1996. Mr. Reisch held the position of Executive Vice President, Chief Operating and Financial Officer and Treasurer from July 1995 until June 1996. Prior to holding that position, Mr. Reisch was Executive Vice President, Chief Financial Officer and Treasurer since October 1993. Mr. Reisch has been a director of the Company since March 1996.

    KENNETH BACON has been Vice President, Taxes since January 1998. Prior to holding that position, Mr. Bacon held the position of Tax Director for the Company, since joining the Company in June 1996. Prior to joining the Company, Mr. Bacon was a Senior Tax Manager at Coopers & Lybrand LLP.

    JEROME V. BROFFT has been Senior Vice President, Purchasing since
October 1995. Prior to holding that position, Mr. Brofft held the position of Vice President, Purchasing and Logistics from February 1995 until October 1995 and the position of Vice President, Purchasing from May 1992 until February 1995.

    PAUL B. CAROUSSO has been Vice President, Controller since December 1998. Prior to holding that position, Mr. Carousso was Vice President, Assistant Controller from July 1998. Mr. Carousso held the position of Assistant Controller from July 1996 until July 1998 and the position of Manager, Financial Reporting from October 1994 until July 1996. Prior to joining the Company,
Mr. Carousso was an auditor with Ernst & Young LLP.

    DAVID R. COATES has served as director since October 1999. Mr. Coates is retired as a partner of KPMG, where he was employed until June 1993. Currently, Mr. Coates provides business advisory services and serves as director of Green Mountain Power Corporation.

    MARK A. D'SOUZA has been an officer of the Company since August 1999.
Mr. D'Souza has also served as Vice President, Treasurer of Quebecor
Printing Inc. since November 1998. From September 1997 to November 1998,
Mr. D'Souza was Treasurer of Quebecor Printing Inc. From March 1995 to September 1997 he was Director, Finance of Societe Generale de Financement du Quebec and from July 1989 to March 1995, Mr. D'Souza held several positions in Corporate Finance at the Royal Bank of Canada and Union Bank of Switzerland. Mr. D'Souza is a Canadian citizen.

    MARCELLO A. DE GIORGIS has been director of the Company since October 1999. Mr. DeGiorgis is currently the sole proprietor of Berkshire International Business Consulting. Mr. DeGiorgis also serves as director of Quebecor
Printing Inc.

    KEVIN P. HAYDEN has been Vice President, Operations of the Company since February 1998. Prior thereto, Mr. Hayden was Director, Operations of the Company's Northeast Graphics Inc. subsidiary from November 1997. Prior to holding that position, Mr. Hayden served as Director, Planning since joining the Company in July 1994.

    MARIE D. HLAVATY has been Vice President, General Counsel and Secretary of the Company since November 1999. Prior to holding that position, Ms. Hlavaty was Vice President, Deputy General Counsel and Assistant Secretary from March 1998. Ms. Hlavaty held the position of Vice President, Assistant General Counsel from October 1996 to March 1998 and the position of Assistant General Counsel from August 1995 to October 1996. Prior thereto, Ms. Hlavaty was Associate Counsel since joining the Company in February 1994.

    HEIDI J. NOLTE has been Senior Vice President, Chief Information Officer of the Company since July 1997. Prior to holding that position, Ms. Nolte was Vice President, Chief Information Officer since joining the Company in
September 1994. Prior to joining World Color, Ms. Nolte was Senior Director, MIS at U.S. Surgical where she had been employed since 1979.

    CHRISTIAN M. PAUPE has been an officer and director of the Company since August 1999. Mr. Paupe has also served as Executive Vice President and Chief Financial Officer of Quebecor Printing Inc., since January 1999. In April 1999, Mr. Paupe was appointed as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Quebecor Printing Inc. Prior thereto, Mr. Paupe held the position of Senior Executive Vice President and Director of Levesque Beaubien Geoffrion Inc. (investment dealer) from 1997 until
January 1999. Prior thereto, Mr. Paupe was a Senior Vice President of
Southam Inc. (newspaper publisher) from 1995 to 1997. From 1993 to 1995,
Mr. Paupe was Vice President, Corporate Finance of Bell Canada
International Inc. (cable and telecommunications). Mr. Paupe is a Swiss and Canadian citizen.

    MICHEL P. SALBAING has been Senior Vice President, Chief Financial Officer since August 1999 and a director since October 1999. Prior to holding that position, Mr. Salbaing held the position of Chief Executive Officer, Quebecor Printing Europe since April 1998. From June 1996 to April 1998, Mr. Salbaing held the position of Chief Financial Officer of Quebecor Printing Inc. Prior thereto, Mr. Salbaing was Chief Financial Officer of Societe Generale de Financement du Quebec. Mr. Salbaing is a United States, French and Canadian citizen.

DIRECTOR'S FEES

    Each director who is not an employee of the Company receives an annual board retainer of $7,500 as well as $1,000 attendance fee per meeting. Directors who are also employees of the Company receive no remuneration for serving as directors.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the cash compensation awarded in fiscal years 1997, 1998 and 1999, paid to or earned by (i) all individuals serving as a Chief Executive Officer during the last completed fiscal year, (ii) our four most highly paid executive officers other than Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and
(iii) two additional individuals who would have been covered under (ii) but for the fact that he/she was not serving as an executive officer at the end of the last fiscal year.

                                                                        LONG TERM COMPENSATION
                                                                      --------------------------
                                         ANNUAL COMPENSATION            RESTRICTED     NUMBER OF
                                   --------------------------------       STOCK         OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY      BONUS      AWARDS (6) (7)    GRANTED    COMPENSATION (8)
---------------------------        --------   --------   ----------   --------------   ---------   ----------------
Robert G. Burton (1).............    1999     $744,231   $2,250,000     $  847,500     1,050,000     $24,202,252
                                     1998      801,102    2,000,000      1,965,000       175,000              --
                                     1997      675,583    1,600,000             --       375,000              --

Marc L. Reisch...................    1999     $568,270   $  962,500     $  635,625       125,000     $ 3,655,749
  Chairman of the Board of           1998      463,462      700,000      1,361,563       125,000              --
  Directors, President and Chief     1997      393,250      500,000             --        40,000              --
  Executive Officer

Jennifer L. Adams (2)............    1999     $297,958   $  439,425     $  423,750        65,000     $ 4,036,277
                                     1998      324,308      440,000        751,563        65,000              --
                                     1997      310,833      400,000             --        40,000              --

Jerome V. Brofft.................    1999     $190,000   $  114,000             --        10,000     $   120,000
  Senior Vice President,             1998      184,039      114,000             --        10,000              --
  Purchasing                         1997      164,338       60,000             --        10,000              --

Heidi J. Nolte...................    1999     $220,079   $  110,000             --        10,000     $   132,000
  Vice President, Chief              1998      200,000      100,000             --        10,000              --
  Information Officer                1997      189,466       93,000             --         7,500              --

Michel P. Salbaing (3)...........    1999     $111,137           --             --            --              --
  Senior Vice President, Chief       1998           --           --             --            --              --
  Financial Officer                  1997           --           --             --            --              --

Robert B. Lewis (4)..............    1999     $155,288   $  275,000     $  317,812        20,000     $ 2,822,012
                                     1998      185,673      150,000             --        20,000              --
                                     1997      119,567       65,000             --         7,500              --

James E. Lillie (5)..............    1999     $175,961   $  302,500     $  158,906        20,000     $ 3,064,831
                                     1998      241,186      250,000             --        20,000              --
                                     1997      162,186       93,000             --         5,000              --

------------------------

(1) Mr. Burton was employed by the Company until October 1999.

(2) Ms. Adams was employed by the Company until December 1999.

(3) Mr. Salbaing commenced employment as of August 1999. Accordingly, compensation shown reflects amounts paid after that date.

(4) Mr. Lewis was employed by the Company until August 1999.

(5) Mr. Lillie was employed by the Company until August 1999.

(6) On April 6, 1999, the Company granted Mr. Burton 40,000 Restricted Shares. In addition, Mr. Reisch, Ms. Adams, Mr. Lewis and Mr. Lillie were granted 30,000 Restricted Shares, 20,000 Restricted Shares, 15,000 Restricted Shares and 7,500 Restricted Shares, respectively. The fair market value of World Color's common stock on such date was $21.19 per share. Under the Company's Restricted Stock Plan, shares vested over a five year period. Pursuant to the Merger Agreement, the Board of Directors of World Color (or, if appropriate, the committee administering the Restricted Stock Plan) adopted resolutions and took such actions as required to provide that any restrictions imposed pursuant to the Restricted Stock Plan on any shares of common stock of World Color (such shares, "Restricted Stock") would (subject to the consummation of the Offer) lapse and each share of Restricted Stock would be entitled to receive $35.69 per share. All such shares were subsequently tendered into the Offer.

(7) On May 28, 1998, the Company granted Mr. Burton, Mr. Reisch and Ms. Adams 40,000 shares of Restricted Stock, 25,000 shares of Restricted Stock and 25,000 shares of Restricted Stock, respectively. The fair market value of the Company's common stock on such date was $30.063 per share. On
    November 16, 1998, the Company granted Mr. Burton and Mr. Reisch an additional 25,000 shares of Restricted Stock and 20,000 shares of Restricted Stock, respectively. The fair market value of the Company's common stock on such date was $30.50 per share. Under the Company's 1998 Restricted Stock Plan, shares vested over a five-year period. Any of such shares outstanding at the time of the Offer were tendered into the Offer.

(8) Messrs. Burton, Reisch, Brofft, Lewis and Lillie and Ms. Adams and Nolte received certain amounts provided for under their respective Change in Control/Retention and Severance Agreements in connection with the Change in Control. Mr. Burton's amount includes the amount due to him under the Third Amended and Restated Supplemental Retirement Plan.

                             OPTION GRANTS IN 1999
                               INDIVIDUAL GRANTS

                                              PERCENT OF TOTAL
                                              OPTIONS GRANTED    EXERCISE PRICE
                                  OPTIONS     TO EMPLOYEES IN      PER SHARE      EXPIRATION   GRANT DATE
NAME                             GRANTED(1)         1999            ($/SH.)          DATE       VALUE(2)
----                             ----------   ----------------   --------------   ----------   -----------
Robert G. Burton...............    875,000          50.1%           $  24.33        2/3/09     $11,404,497
Robert G. Burton...............    175,000          10.0%           $23.3125        5/5/09     $ 2,185,276
Marc L. Reisch.................    125,000           7.2%           $23.3125        5/5/09     $ 1,560,911
Jennifer L. Adams..............     65,000           3.7%           $23.3125        5/5/09     $   811,674
Michel P. Salbaing.............         --            --                  --            --              --
Jerome V. Brofft...............     10,000           0.6%           $23.3125        5/5/09     $   124,873
Heidi J. Nolte.................     10,000           0.6%           $23.3125        5/5/09     $   124,873
Robert B. Lewis................     20,000           1.1%           $23.3125        5/5/09     $   249,746
James E. Lillie................     20,000           1.1%           $23.3125        5/5/09     $   249,746

------------------------

(1) Had these options not been settled in connection with the consummation of the Offer in August 1999, the options would have vested in 20% annual increments over a period of five years from the date of grant, subject to accelerated vesting in the event of termination of employment upon death, permanent disability or a permitted retirement and upon a change in control of World Color. The options were exercisable for ten years from the date of the grant, with certain exceptions, including, without limitation, in the case of the termination of the option holder's employment with World Color. Under certain circumstances, the option holder had the right to resell option shares and World Color had the right to repurchase a specified percentage of options and option shares.

(2) The fair market value as of the dates of grant, February 3, 1999, in the case of Mr. Burton's grant of 875,000 options and May 5, 1999 in the case of all other grants to the named executive officers, has been calculated using the Black-Scholes method using assumptions about stock price volatility, dividend yield and future interest rates. The assumptions used in calculating the grant date values are set forth in the following table:

GRANT DATE                                   VOLATILITY FACTOR   RISK-FREE INTEREST RATE
----------                                   -----------------   -----------------------
February 3, 1999...........................        .300                    5.39%
May 5, 1999................................        .300                    5.72%

    For each grant, the assumed expected life of the options was ten years, and the assumed dividend yield of the option was zero. The fair market value as of the grant dates set forth in the table are only theoretical values and may not accurately determine fair market value. The actual value, if any, that was realized by each individual depended on the market price of the common stock on the date of exercise/settlement.

AGGREGATE OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR END OPTION VALUES

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING                   IN-THE-MONEY
                            SHARES                     UNEXERCISED OPTIONS AT        OPTIONS AT DECEMBER 31,
                          UNDERLYING                    DECEMBER 31,1999 (3)                 1999(3)
                           OPTIONS        VALUE      ---------------------------   ---------------------------
NAME                      EXERCISED     RESULTED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      ----------   -----------   -----------   -------------   -----------   -------------
Robert G. Burton........    279,941    $ 3,824,321(1)         --            --             --             --
Robert G. Burton........  1,770,000     20,722,985(2)         --            --             --             --
Marc L. Reisch..........    453,539      6,223,606(2)         --            --             --             --
Jennifer L. Adams.......    315,745      4,728,418(2)         --            --             --             --
Jerome V. Brofft........     65,880      1,031,776(2)         --            --             --             --
Heidi J. Nolte..........     59,285        915,812(2)         --            --             --             --
Michel P. Salbaing......         --             --           --             --             --             --
Robert B. Lewis.........     47,500        440,950(2)         --            --             --             --
James E. Lillie.........     54,255        605,798(2)         --            --             --             --

------------------------

(1) Mr. Burton exercised these options in April 1999.

(2) Pursuant to the Merger Agreement, the Board of Directors of World Color (or, if appropriate, the committee administering the Stock Option Plans) adopted such resolutions or took such other actions as required to effect the following: adjust the terms of all outstanding employee or director stock options to purchase common shares and any related stock appreciation rights ("Company Stock Options") granted under any stock option or stock purchase plan, program or arrangement of World Color (the "Stock Plans"), to provide that, subject to certain exceptions, at the consummation of the Offer, each Company Stock Option outstanding immediately prior to the consummation of the Offer be cancelled in exchange for (A) a cash payment from the surviving corporation to be made promptly following the consummation of the Offer (subject to any applicable withholding taxes) equal in value to (1) the product of (x) the total number of shares of World Color common stock subject to such Company Stock Option (the "Option Shares"), multiplied by
    (y) $22.00, multiplied by (z) the excess of $35.69 over the exercise price per share of World Color common stock subject to such Company Stock Option, divided by (2) $35.69, and (B) a number of shares of QPI common stock to be issued promptly following the effective time of the Merger equal to (1) the product of (x) the number of Option Shares, multiplied by (y) 0.6311, multiplied by (z) the excess of $35.69 over the exercise price per share of World Color common stock subject to such Company Stock Option, divided by
    (2) $35.69. The calculation of the amounts described in (A) and (B) may also be expressed with the following formulas:

    (A) = (Options Shares) X ($22.00) X ($35.69-Exercise Price)/$35.69

    (B) = (Options Shares) X (.6311) X ($35.69-Exercise Price)/$35.69

    The Stock Plans and any other plan, program or arrangement providing for the issuance or grant of any other interest in respect of the capital stock of World Color or any subsidiary terminated as of the effective time of the Merger.

(3) As of December 31, 1999, all options had been settled in connection with the Merger and none were outstanding.

COMPENSATION UNDER RETIREMENT PLANS

PENSION PLAN BENEFITS

    The retirement plan of the Company in which the named executive officers, among others, participate is named the World Color Press Cash Balance Plan (the "Cash Balance Plan"), and provides for the determination of a participant's accrued benefit on a cash balance formula. Although the Cash Balance

Plan is a defined benefit pension plan, each participant is credited with a hypothetical individual account in order to better describe his or her benefit. A participant's cash balance account is credited each month with an amount equal to 4% (on an annualized basis) of the participant's annual base wages plus monthly interest at an annual rate equal to the interest on one-year U.S. Treasury securities. A participant in the Cash Balance Plan becomes fully vested in his/her accrued benefit after the completion of five years of service.

    Benefits under the Cash Balance Plan are limited to the extent required by provisions of the Internal Revenue Code of 1986, as amended (the "Code") and the Employee Retirement Income Security Act of 1974, as amended. If payment of actual retirement benefits is limited by such provisions, an amount equal to any reduction in retirement benefits will be paid as a supplemental benefit under World Color's unfunded Supplemental Executive Retirement Plan, as amended. The following table sets forth the estimated combined annual retirement benefits under the Cash Balance Plan and the Supplemental Executive Retirement Plan (exclusive of Social Security payments) payable on a straight single life annuity basis to each of Messrs. Reisch and Brofft and Ms. Nolte assuming continued service until age 65 and current compensation levels remain unchanged.

                                 PENSION TABLE

                                                              ESTIMATED ANNUAL
                                                              BENEFITS PAYABLE
NAME                                                          UPON RETIREMENT
----                                                          ----------------
Marc L. Reisch..............................................      $568,336
Jerome V. Brofft............................................        33,765
Heidi J. Nolte..............................................        81,788

    In connection with their departure from the Company, none of Ms. Adams or Messrs. Lillie or Lewis, participate in the Cash Balance Plan and the Supplemental Executive Retirement Plan.

    Mr. Salbaing does not participate in the Cash Balance Plan or the Supplemental Executive Retirement Plan.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

    The terms of employment for Mr. Reisch as the President and Chief Executive Officer of Quebecor World North America, contemplate that he will be paid an annual salary of $600,000 to be reviewed annually; he will participate in the Quebecor Printing Inc. short-term incentive plan; he will be entitled to receive stock option grants under the Quebecor Printing Inc. Executive Stock Option Plan; and that he will receive all benefits to which other senior executives of Quebecor Printing Inc. are entitled to receive. Mr. Reisch is also entitled to receive severance benefits in case of termination of employment pursuant to his employment arrangement with QPI and that certain Retention and Severance Agreement entered into between Mr. Reisch and the Company in August 1999 (the "Retention and Severance Agreement").

    The Retention and Severance Agreement and condition of the special one-time option grants by Quebecor Printing Inc. to Mr. Reisch include non-competition/non-solicitation covenants restricting Mr. Reisch's ability to own, manage, operate, join, control or participate in the ownership, management, operation or control of any "competing business," with certain exceptions or solicit customers or employees. Such restrictions are to be effective during Mr. Reisch's employment and for a period of up to 18 months after termination of his employment.

    Each of Ms. Nolte and Ms. Hlavaty and Messrs. Bacon, Brofft, Carousso and Hayden are party to Retention and Severance Agreements with the Company providing for the payment of retention bonuses and in the case of a termination of employment by the Company without cause or by the employee for good reason (as such terms are defined in the respective agreements), the payment of severance benefits including continuation of coverage and participation in employee welfare and fringe benefit plans or programs until the earlier of the first anniversary of termination or the date on which the respective employee becomes re-employed and receives comparable benefits. Pursuant to their respective Retention and Severance Agreements, each of Ms. Nolte and Ms. Hlavaty and each of Messrs. Brofft, Carousso and Hayden are subject to non-competition/non-solicitation covenants, which provide that for one year from the earlier of August 20, 2000 or the date of termination of employment, the respective employee shall not directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of any "competing business," with certain exceptions, or solicit customers or employees. Under these agreements, the employees receive a full gross-up for all excise taxes and related costs in connection with any payments deemed "excess parachute payments."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee for the Company during 1999 until the Change in Control was comprised of Messrs. Gerald Armstrong and Scott Stuart, Dr. Mark Griffin and Ms. Patrice Daniels. Until the acquisition by QPI, World Color paid fees to Kohlberg Kravis Roberts & Co. L.P. ("KKR") of $750,000 per year for management consulting and financial advisory services. Mr. Stuart, a former director and member of the Compensation Committee, is a member of the limited liability company which is a general partner of KKR and is a general partner of KKR Associates. Mr. Alexander Navab, Jr., a former director of World Color, is an Executive of KKR and a limited partner of KKR Associates.

    CIBC, Inc., an affiliate of CIBC Oppenheimer Corp., was a lender under the Company's credit facility and CIBC Oppenheimer Corp. was a co-lead manager in the Company's November 1998 issuance of $300.0 million of its 8 3/8% Senior Subordinated Notes due 2008 and a co-manager in the Company's February 1999 issuance of $300.0 million of its 7 3/4% Senior Subordinated Notes due 2009. Ms. Daniels, who is a former director and member of the Compensation Committee, is a managing director of CIBC Oppenheimer Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Common Stock of Quebecor World as of March 1, 2000, including beneficial ownership by (i) each stockholder of Quebecor World who owns more than 5% of the outstanding shares of Quebecor World Common Stock, (ii) each director of Quebecor World, (iii) the Chief Executive Officer of Quebecor World,
(iv) Quebecor World's four highest paid executive officers (exclusive of the Chief Executive Officer) and (v) all directors and executive officers of Quebecor World as a group. Except otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares of Quebecor World common stock shown as beneficially owned by them.

                                             NUMBER OF SHARES OF COMMON   PERCENTAGE OF OUTSTANDING SHARES
NAME                                              STOCK OWNED (1)               OF THE COMMON STOCK
----                                         --------------------------   --------------------------------
Quebecor Printing (USA) Holdings Inc.
  (2)......................................              10                              100%
Marc L. Reisch.............................               0                                0%
Jerome V. Brofft...........................               0                                0%
David R. Coates............................               0                                0%
Marcello A. De Giorgis.....................               0                                0%
Heidi J. Nolte.............................               0                                0%
Christian M. Paupe.........................               0                                0%
Michel P. Salbaing.........................               0                                0%
All directors and executive officers as a
  group....................................               0                                0%

------------------------

(1) For purposes of this table, "beneficial ownership" includes any shares that a person has the right to acquire within 60 days of March 1, 2000. For purposes of computing the percentage of outstanding shares of Quebecor World Common Stock held by each person or group of persons named above on a given date, any security which this person(s) has the right to acquire within 60 days after March 1, 2000 is deemed to be outstanding for purposes of computing the percentage ownership of this person, but is not deemed to be outstanding in computing the percentage ownership of any other person.

(2) Quebecor Printing Inc. indirectly owns all of the issued and outstanding shares of its subsidiary, Quebecor Printing (USA) Holdings Inc. The address for Quebecor Printing (USA) Holdings Inc. is 300 Delaware Ave., Suite 900, Wilmington, DE 19801.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Until the acquisition by QPI, World Color paid fees to KKR of $750,000 per year for management consulting and financial advisory services. In August 1999, World Color paid KKR fees of $17,997,000 for consulting services related to the acquisition by QPI. We believe these fees were no less favorable than those which could be obtained for comparable services from unaffiliated third parties. Members of the limited liability company which is the general partner of KKR and employees of KKR who also served as directors of World Color did not receive additional compensation for service in such capacity, other than customary directors' fees. Mr. Scott Stuart was a director of World Color until August 1999 and is a member of the limited liability company which is the general partner of KKR and a general partner of KKR Associates. Mr. Alexander Navab, Jr. was a director of World Color until August 1999 and is an executive of KKR and a limited partner of KKR Associates.

    CIBC, Inc., an affiliate of CIBC Oppenheimer Corp., was a lender under World Color's credit facility and CIBC Oppenheimer Corp. was a co-lead manager in World Color's November 1998 issuance of $300.0 million of its 8 3/8% Senior Subordinated Notes due 2008 and a co-manager in World Color's February 1999 issuance of $300.0 million of its 7 3/4% Senior Subordinated Notes due 2009.
Ms. Patrice Daniels was a director of World Color and is a managing director of CIBC Oppenheimer Corp.

    On November 5, 1997, World Color loaned $100,000 to each of Messrs. Lewis, Lillie and Quinlan, each of whom were executive officers of World Color, to enable each of such persons to purchase World Color's common stock in the open market. Each such loan bore interest at the rate of 7.0% per annum in 1999. In connection with the Change of Control of World Color, these loans were forgiven in accordance with the applicable Change in Control agreements between World Color and such individuals. On April 26, 1999, World Color loaned $100,000 to each of Messrs. Lewis, Lillie, Quinlan, Carousso and Ms. Hlavaty. Each of Messrs. Lewis, Lillie, Quinlan and Carousso were executive officers for purposes of Section 16 of the Securities Exchange Act of 1934 at such time. These loans were made to enable such persons to purchase World Color's common stock in the open market. Each of such loans bore interest at the rate of 7.0% per annum in 1999. In connection with the Change in Control in August 1999 such loans were repaid by these individuals and in accordance with the applicable requirements of Section 16(b) of the Securities Exchange Act of 1934 the profit with respect to such shares purchased was disgorged, as applicable.

    In connection with World Color's common stock repurchase program and in an effort to provide for an orderly disposition of options held since at least 1991 and expiring over the next two to three years, World Color repurchased from Messrs. Armstrong and Burton shares issued upon the exercise of certain stock options. Specifically, World Color repurchased 31,603 shares and 180,782 shares from Messrs. Armstrong and Burton, respectively, on April 6, 1999 at the fair market value of $21.00 per share.

    In 1999, certain wholly owned subsidiaries of QPI provided Company with $511.5 million, which was borrowed on the Company's behalf from the subsidiaries' external long-term credit facilities. The resulting indebtedness has an interest rate of LIBOR plus 2% per annum, adjusted quarterly. The interest rate was 8.07% at December 31, 1999. Payment is not required prior to January 1, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    As part of the Merger costs, the Company recognized a non-cash charge of $67.5 million for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40.9 million was paid directly by Acquisition Inc. to the option holders on behalf of the Company and $26.6 million was paid in stock of QPI upon consummation of the Merger. In addition, Acquisition Inc. contributed $51.3 million to the Company to pay certain other Merger costs. These amounts will not be repaid and are, therefore, included in stockholders' equity in the 1999 consolidated balance sheet.

    At December 31, 1999, the Company had amounts payable to a wholly owned subsidiary of QPI of approximately $5.1 million for the purchase of raw materials. In addition, the Company sold land for $4.0 million to a wholly owned subsidiary of QPI. The Company subsequently leased this property from the subsidiary for a lease term through 2004.

    The Company believes that any past or present transactions with its affiliates have been at prices and on terms no less favorable to the Company than transactions with independent third parties. The Company may enter into transactions with its affiliates in the future. However, the Company intends to enter into such transactions only at prices and on terms no less favorable to the Company than transactions with independent third parties. In addition, the Company's debt instruments generally prohibit the Company from entering into any such affiliate transaction on other than arm's length terms.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (i) Consolidated Financial Statements--See accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page 30

    (ii) Financial Statement Schedule:

       Schedule II, Valuation and Qualifying Accounts, as set forth on page S-1 of this report.

       All other schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

    (iii) Exhibits:

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          3.1           Certificate of Merger of Printing Acquisition Inc. into
                        World Color Press, Inc.

          3.2           By-Laws of Quebecor World (USA) Inc.

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

          4.2 Specimen of Converts (included in the Convert Indenture, incorporated by reference as Exhibit 4.1).

          4.3           First Supplemental Indenture to the Convert Indenture, dated as of August 10, 1999.

          4.4 Second Supplemental Indenture to the Convert Indenture, dated as of October 8, 1999.

          4.5           Third Supplemental Indenture to the Convert Indenture, dated as of November 23, 1999.

          4.6           Indenture between World Color Press, Inc. and The Bank of
                        New York, as trustee, relating to World Color's 8 3/8%
                        Senior Subordinated Notes due 2008, incorporated by reference to Exhibit 4.1 to World Color's Registration
                        Statement on Form S-4 (No. 333-74087) under the Securities
                        Act of 1933, as amended (the "World Color Debt S-4").

          4.7 Specimen of World Color's 8 3/8% Senior Subordinated Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 4.6 hereto).

          4.8           Indenture between World Color Press, Inc. and The Bank of
                        New York, as trustee, relating to World Color's 7 3/4%
                        Senior Subordinated Notes due 2009, incorporated by reference to Exhibit 4.3 to the World Color Debt S-4.

          4.9 Specimen of World Color's 7 3/4% Senior Subordinated Notes due 2009 (included in the Indenture incorporated by reference as Exhibit 4.8 hereto).

         10.1           Receivables Purchase Agreement dated as of September 24,
                        1999 among the Sellers Parties thereto and Quebecor World
                        Finance Inc.

         10.2           Letter Amendment dated December 22, 1999 to Receivables
                        Purchase Agreement among Quebecor World (USA) Inc., Quebecor
                        World Finance Inc., and the Sellers party to the Receivables
                        Purchase Agreement dated as of September 24, 1999.

         10.3           Amended and Restated Receivables Sale Agreement dated as of
                        December 22, 1999 among Quebecor World Finance Inc., as
                        Seller, Quebecor Printing (USA) Holdings Inc., as the
                        Initial Collection Agent, ABN AMRO Bank N.V., as the Agent
                        and a Purchaser Agent, Amsterdam Funding Corporation, as a
                        Conduit Purchaser, the other conduit purchasers from time to time party thereto, the other purchase agents from time to time party thereto and related bank purchasers from time to time party thereto.

         10.4           Acknowledgement of Termination of Purchased Interest and
                        Direction for Payment for Reduction in Purchased Interest
                        dated December 22, 1999 between World Color Finance Inc. and
                        ABN AMRO Bank N.V.

         10.5           Retention and Severance Agreement, dated as of August 16,
                        1999, between World Color Press, Inc. and Jennifer L. Adams, incorporated by reference to Exhibit 10.1 to the World Color
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 26, 1999.

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
         10.6           Retention and Severance Agreement, dated as of August 16,
                        1999, between World Color Press, Inc. and Marc L. Reisch,
                        incorporated by reference to Exhibit 10.2 to the World Color
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 26, 1999.

         10.7           Settlement Agreement, dated as of August 16, 1999, between
                        World Color Press, Inc. and Robert G. Burton, incorporated by reference to Exhibit 10.3 to the World Color Quarterly
                        Report on Form 10-Q for the quarterly period ended September
                        26, 1999.

         10.8           Form of Retention and Severance Agreement, dated as of
                        August 16, 1999, by and between World Color Press, Inc. and each of Paul B. Carousso and Marie D. Hlavaty.

         10.9           Form of Retention and Severance Agreement, dated as of
                        August 16, 1999, by and between World Color Press, Inc. and each of Jerome V. Brofft, Heidi J. Nolte and Kevin P.
                        Hayden.

        10.10           Form of Retention and Severance Agreement, dated as of
                        August 16, 1999, between World Color Press, Inc. and Kenneth
                        Bacon.

        10.11           Third Amendment to the World Color Press, Inc. Supplemental
                        Executive Retirement Plan, incorporated by reference to
                        Exhibit 10.18 to World Color's Annual Report on Form 10-K
                        for the fiscal year ended December 25, 1994.

        10.12           Agreement Plan of Merger dated as of July 12, 1999 by and
                        among Quebecor Printing Inc., Printing Acquisition Inc. and
                        World Color Press, Inc., incorporated by reference to
                        Exhibit 1 to the Form 14D-9.

        10.13           Promissory Note dated December 1, 1999, made by and among
                        Quebecor World (USA) Inc., Quebecor Printing (USA) Holdings
                        Inc. and Bank of America, N.A.

        10.14           Promissory Note dated August 20, 1999 made by and between
                        World Color Press, Inc. and Quebecor Printing (USA) Holdings
                        Inc.

        10.15           Promissory Note dated August 20, 1999 made by and between
                        World Color Press, Inc. and Quebecor Printing Delaware LLC.

         21.0           Subsidiaries of registrant.

         23.1           Independent Auditors' Consent.

         27.1           Financial Data Schedule for the year ended December 31, 1999
                        (filed in electronic format only).

------------------------

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

                                                                 QUEBECOR WORLD (USA) INC.
                                                                        (Registrant)

Date: March 30, 2000                                   By:            /s/ MICHEL P. SALBAING
                                                            -----------------------------------------
                                                                        Michel P. Salbaing
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2000.

                     SIGNATURES                                            TITLES
                     ----------                                            ------
                 /s/ MARC L. REISCH                    Chairman of the Board of Directors, President
     -------------------------------------------         and Chief Executive Officer
                   Marc L. Reisch

               /s/ MICHEL P. SALBAING                  Senior Vice President
     -------------------------------------------         (Principal Financial Officer) and Director
                 Michel P. Salbaing

                /s/ PAUL B. CAROUSSO                   Vice President, Controller
     -------------------------------------------         (Principal Accounting Officer)
                  Paul B. Carousso

                                                       Director
     -------------------------------------------
                   David R. Coates

                                                       Director
     -------------------------------------------
               Marcello A. De Giorgis

               /s/ CHRISTIAN M. PAUPE                  Director
     -------------------------------------------
                 Christian M. Paupe

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                              ----------
FINANCIAL STATEMENTS

      Independent Auditors' Report..........................  F-1
      Balance Sheets as of December 31, 1999 and December
        27, 1998............................................  F-2
      Statements of Operations for the Years ended December
        31, 1999, December 27, 1998 and December 28, 1997...  F-3
      Statements of Stockholders' Equity for the Years ended
        December 31, 1999, December 27, 1998 and December
        28, 1997............................................  F-4
      Statements of Cash Flows for the Years ended December
        31, 1999, December 27, 1998 and December 28, 1997...  F-5
      Notes to Financial Statements.........................  F-6 - F-22

FINANCIAL STATEMENT SCHEDULE

      Schedule II--Valuation and Qualifying Accounts........  S-1

    All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quebecor World (USA) Inc.:

    We have audited the accompanying consolidated balance sheets of Quebecor World (USA) Inc. and subsidiaries as of December 31, 1999 and December 27, 1998, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quebecor World (USA) Inc. and subsidiaries at December 31, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, in 1999 Quebecor World (USA) Inc. changed its method of accounting for deferred start-up costs to conform with Statement of Position 98-5.

DELOITTE & TOUCHE LLP

New York, New York
January 24, 2000

                           QUEBECOR WORLD (USA) INC.

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 1999 AND DECEMBER 27, 1998

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   47,383   $  199,932
  Accounts receivable--net of allowances for doubtful
    accounts of $13,844 and $10,638, respectively...........     270,399      229,209
  Inventories...............................................     230,716      276,111
  Deferred income taxes.....................................      47,990       16,986
  Other.....................................................      40,226       63,729
                                                              ----------   ----------
    Total current assets....................................     636,714      785,967
  Property, plant and equipment--net........................     877,998      885,999
  Goodwill--net.............................................     793,011      647,085
  Other.....................................................      68,398      114,835
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,376,121   $2,433,886
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  194,212   $  171,683
  Accrued expenses..........................................     137,964      149,525
  Payables to related parties...............................       7,380           --
  Current maturities of long-term debt......................       6,090      225,331
                                                              ----------   ----------
    Total current liabilities...............................     345,646      546,539
  Long-term debt............................................   1,285,106    1,030,589
  Deferred income taxes.....................................      62,687       94,793
  Other long-term liabilities...............................     133,357       93,318
                                                              ----------   ----------
    Total liabilities.......................................   1,826,796    1,765,239
                                                              ----------   ----------
Stockholders' equity:
  Common stock, $1.00 par value--authorized, 3,000 shares in
    1999; shares outstanding, 10 in 1999....................          --           --
  Common stock, $.01 par value--authorized, 100,000,000
    shares in 1998; shares outstanding, 38,639,642 in
    1998....................................................          --          386
  Additional paid-in capital................................     701,893      721,913
  Capital contribution from Printing Acquisition Inc........     118,773           --
  Accumulated deficit.......................................    (271,341)     (49,310)
  Treasury stock, at cost: 20,246 shares....................          --         (613)
  Unamortized restricted stock compensation.................          --       (3,729)
                                                              ----------   ----------
    Total stockholders' equity..............................     549,325      668,647
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,376,121   $2,433,886
                                                              ==========   ==========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                 (IN THOUSANDS)

                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net sales................................................  $2,552,895   $2,356,885   $1,981,225

Cost of sales............................................   2,223,424    1,927,790    1,613,938
                                                           ----------   ----------   ----------

Gross profit.............................................     329,471      429,095      367,287

Selling, general and administrative expenses.............     406,730      214,862      188,688

Restructuring and other special charges..................      74,807           --           --
                                                           ----------   ----------   ----------

Operating income (loss)..................................    (152,066)     214,233      178,599

Interest expense and securitization fees.................     103,866       88,589       80,039
                                                           ----------   ----------   ----------

Income (loss) before income taxes, extraordinary items
  and cumulative effect of change in accounting
  principle..............................................    (255,932)     125,644       98,560

Income tax provision (benefit)...........................     (56,406)      52,054       41,341
                                                           ----------   ----------   ----------

Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle...............    (199,526)      73,590       57,219

Extraordinary items, net of tax..........................     (11,992)          --           --

Cumulative effect of change in accounting principle, net
  of tax.................................................     (10,513)          --           --
                                                           ----------   ----------   ----------

Net income (loss)........................................  $ (222,031)  $   73,590   $   57,219
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                 (IN THOUSANDS)

                                                                                                           UNAMORTIZED
                                                      ADDITIONAL                                            RESTRICTED
                                            COMMON     PAID-IN       CAPITAL      ACCUMULATED   TREASURY      STOCK
                                            STOCK      CAPITAL     CONTRIBUTION     DEFICIT      STOCK     COMPENSATION
                                           --------   ----------   ------------   -----------   --------   ------------
BALANCE
DECEMBER 29, 1996........................    $337      $583,721      $     --      $(169,126)   $    --       $   --

  Net income.............................      --            --            --         57,219         --           --
  Common stock issued....................      47       127,571            --             --         --           --
                                             ----      --------      --------      ---------    -------       ------
BALANCE
DECEMBER 28, 1997........................     384       711,292            --       (111,907)        --           --
                                             ----      --------      --------      ---------    -------       ------
  Net income.............................      --            --            --         73,590         --           --
  Common stock issued....................       1         6,544            --        (10,993)    14,371           --
  Common stock repurchased...............      --            --            --             --    (14,984)          --
  Restricted stock issued................       1         4,077            --             --         --       (4,078)
  Amortization of restricted stock.......      --            --            --             --         --          349
                                             ----      --------      --------      ---------    -------       ------
BALANCE
DECEMBER 27, 1998........................     386       721,913            --        (49,310)      (613)      (3,729)
                                             ----      --------      --------      ---------    -------       ------
  Net income.............................      --            --            --       (222,031)        --           --
  Common stock issued....................       5         6,469            --             --         --           --
  Common stock repurchased...............      --            --            --             --    (30,558)          --
  Restricted stock issued................       2         4,289            --             --         --       (4,291)
  Amortization of restricted stock.......      --            --            --             --         --        8,020
  Capital contribution from Printing
    Acquisition Inc......................      --            --       118,773             --         --           --
  Merger with Printing Acquisition
    Inc..................................    (393)      (30,778)           --             --     31,171           --
                                             ----      --------      --------      ---------    -------       ------
BALANCE
DECEMBER 31, 1999........................    $ --      $701,893      $118,773      $(271,341)   $    --       $   --
                                             ====      ========      ========      =========    =======       ======

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                 (IN THOUSANDS)

                                                                 1999        1998       1997
                                                              ----------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (222,031)  $ 73,590   $ 57,219
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     155,766    140,725    131,710
  Settlement of stock options...............................      67,474         --         --
  Amortization of restricted stock..........................       8,020        349         --
  Restructuring and other special charges...................      74,807         --         --
  Writedown of fixed assets.................................      40,011         --         --
  Extraordinary items, net of tax...........................      11,992         --         --
  Cumulative effect of change in accounting principle, net
    of tax..................................................      10,513         --         --
  Deferred income tax (benefit) provision...................     (48,036)    17,897     14,272
  Changes in operating assets and liabilities:
    Proceeds from sale of accounts receivable...............          --         --    200,000
    Other changes in accounts receivable--net...............     (14,096)   (16,031)   (13,812)
    Inventories.............................................      54,920    (58,029)   (53,936)
    Accounts payable, accrued expenses and payables to
      related parties.......................................     (43,148)   (26,700)   (43,577)
    Other assets and liabilities--net.......................      21,974   (119,916)   (52,571)
                                                              ----------   --------   --------
      Net cash provided by operating activities.............     118,166     11,885    239,305
                                                              ----------   --------   --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment................    (140,005)  (184,004)   (93,145)
  Proceeds from sale and leaseback of equipment.............          --     88,471         --
  Proceeds from sale of property, plant and equipment.......      14,751      9,533      2,006
  Acquisitions of businesses, net of cash acquired..........    (120,693)  (190,095)  (172,539)
                                                              ----------   --------   --------
      Net cash used in investing activities.................    (245,947)  (276,095)  (263,678)
                                                              ----------   --------   --------

FINANCING ACTIVITIES:
  Proceeds from borrowings..................................     992,900    451,553    285,775
  Payments on long-term debt................................  (1,038,043)   (20,026)  (384,526)
  Capital contribution from Printing Acquisition Inc........      51,299         --         --
  Premium paid on debt extinguishment.......................      (6,840)        --         --
  Proceeds from issuance of common stock....................       6,474      6,545    127,618
  Repurchases of common stock--net..........................     (30,558)   (11,606)        --
                                                              ----------   --------   --------
      Net cash (used in) provided by financing activities...     (24,768)   426,466     28,867
                                                              ----------   --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (152,549)   162,256      4,494

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     199,932     37,676     33,182
                                                              ----------   --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR......................  $   47,383   $199,932   $ 37,676
                                                              ==========   ========   ========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION

    Quebecor World (USA) Inc., formerly known as World Color Press, Inc., (along with its subsidiaries the "Company" or "World") specializes in the production and distribution of data for customers in the commercial, magazine, catalog, direct mail, book and directory markets.

    On July 12, 1999, the Company entered into an Agreement and Plan of Merger with Quebecor Printing Inc. ("QPI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of the Company (the "Merger"). On July 16, 1999, QPI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of the Company's common stock at a price of $35.69 per share. On August 20, 1999, QPI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of the Company's outstanding shares.

    On October 8, 1999, the Company and Acquisition Inc. completed the Merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QPI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QPI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QPI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007, outstanding at the Merger, became convertible into the number of QPI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999.

    In connection with the Merger, all of the Company's then outstanding common stock, treasury stock and additional paid-in capital was recapitalized into 10 common shares, par value $1.00 per share. All shares are held by a wholly owned subsidiary of QPI. Under the Company's new capital structure, 3,000 common shares, par value $1.00, were authorized. No preferred shares were authorized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Quebecor World (USA) Inc. and its subsidiaries. Intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

    ACCOUNTING PERIOD--In 1999, the Company changed its fiscal year end from the last Sunday in December to December 31, 1999 to conform to QPI's fiscal year end. This change resulted in a 369-day period rather than a 52-week period under the previous policy. The change in fiscal year did not have a material effect on the Company's results of operations. The Company's fiscal year in 1998 and 1997 was the 52-week period ending on the last Sunday in December.

    CONSOLIDATED STATEMENTS OF CASH FLOWS--During 1999, 1998 and 1997, the Company borrowed and repaid $1,860,706, $599,100 and $563,200, respectively, pursuant to the terms of credit agreements. See also Note 9. Such amounts have been reflected as net in the consolidated statements of cash flows because of the short-term nature of the borrowings.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash paid for interest by the Company during the years 1999, 1998 and 1997 was $101,141, $82,392 and $75,738, respectively, net of capitalized interest of $1,919, $2,374 and $941, respectively. Cash paid for taxes during the years 1999, 1998 and 1997 was $19,162, $35,145 and $28,266, respectively.

    REVENUE RECOGNITION--In accordance with trade practice, sales are recognized by the Company on the basis of production and service activity at the pro rata billing value of work completed.

    INVENTORIES--The Company's raw materials of paper and ink and the related raw material component of work-in-process are valued at the lower of cost, as determined using the first-in, first-out method, or market. The remainder of the work-in-process is valued at the pro rata billing value of work completed.

    DEPRECIATION AND AMORTIZATION--Property, plant and equipment is stated at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the lease term. Estimated useful lives used in computing depreciation and amortization expense are 3 to 15 years for machinery and equipment and 15 to 40 years for buildings and leasehold improvements.

    GOODWILL--Goodwill is amortized using the straight-line method primarily over 35 years. Amortization of goodwill for the years 1999, 1998 and 1997 was $24,093, $20,008 and $16,424, respectively, and is included in selling, general and administrative expenses. Accumulated amortization of goodwill was $95,329 and $71,236 as of year end 1999 and 1998, respectively.

    RECLASSIFICATIONS--Certain reclassifications have been made to prior years' amounts to conform with the current year presentation.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INTEREST RATE SWAP AGREEMENTS--The Company enters into interest rate swap agreements from time to time to reduce exposures to market risks resulting from fluctuations in interest rates. The Company does not hold or issue any derivative financial instruments for trading purposes. Gains and losses on interest rate agreements are recognized through income and offset the transactions which they are intended to hedge.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS")
No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company adopted this statement in the first quarter of fiscal year 1998. The adoption of SFAS No. 130 did not have a material effect on the Company's consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board also issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reporting information on operating segments in the financial statements. The Company adopted this statement for the fiscal year ended 1998. In accordance with this standard, the Company has determined that, while it offers services to a diverse group of customers in different industries, the Company itself operates in one business segment, the management and distribution of print and digital information. In accordance with the management approach prescribed in the statement, there are no discernable operating segments that management evaluates separately on a regular basis. In addition, no customer accounted for more than 5% of the Company's net sales in 1999.

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires certain costs related to computer software developed or obtained for internal use to be expensed or capitalized depending on the stage of development and the nature of the costs. The Company adopted this SOP in the first quarter of fiscal year 1999. The adoption of SOP 98-1 did not have material effect on the Company's consolidated financial statements.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP in the first quarter of fiscal year 1999, which resulted in a charge of $10,513, net of taxes of $7,305, as the cumulative effect of a change in accounting principle for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on operating income on a continuing basis .

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," to delay the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Therefore, the Company plans to adopt SFAS No. 133 in the first quarter of fiscal year 2001. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

3. BUSINESS ACQUISITIONS

    In fiscal year 1999, the Company acquired five businesses serving customers in the commercial, retail and directory markets for an aggregate purchase price of approximately $203,000, including assumed indebtedness. In 1998, the Company acquired four businesses serving customers in the commercial, direct mail and book markets for an aggregate purchase price of approximately $200,000. In 1997, the Company acquired two businesses serving the book and short-run publication markets for an aggregate purchase price of approximately $194,000.

    These acquisitions were accounted for as purchases and the consolidated financial statements include the results of their operations from the respective acquisition dates. These acquisitions have not had a material effect on the Company's results of operations.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. MERGER RELATED COSTS

    The Company incurred $169,301 of non-recurring Merger related costs in 1999. These costs included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the Merger. In addition, the Company's outstanding restricted stock became fully vested in connection with the Merger. The Merger related costs are included in selling, general and administrative expenses in the Company's 1999 consolidated statement of operations. The majority of these costs were paid in 1999.

    In connection with the Merger, the Company has developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of the Company's plant locations and sales offices. This revised strategic initiative resulted in a charge to the Company's 1999 cost of sales and selling, general and administrative expenses of $134,668 and $9,876, respectively. The charge was primarily composed of $40,011 for the writedown of fixed assets to reflect the fair market value, $32,303 for severance and related costs to shut down certain plant locations and sales offices, $19,672 for the disposal and other related costs of inventories and $34,100 to reflect other operational changes in the business as a result of the Merger.

    At December 31, 1999, all such assets have been adjusted to reflect the appropriate value and the Company expects to proceed with the closure of the facilities and related employee terminations in 2000. The expected cash expenditures for the above charges are approximately $14,000, the majority of which is severance related and will be paid in 2000.

    As a result of the Merger integration plan, the Company anticipates incurring additional charges, primarily in 2000, of approximately $26,000.

5. INVENTORIES

                                                            1999       1998
                                                          --------   --------
Inventories are summarized as follows:
  Work-in-process.......................................  $135,543   $139,259
  Raw materials.........................................    95,173    136,852
                                                          --------   --------
    Total...............................................  $230,716   $276,111
                                                          ========   ========

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. PROPERTY, PLANT AND EQUIPMENT

                                                           1999        1998
                                                         ---------   ---------
Property, plant and equipment is as follows:
  Land.................................................  $  17,922   $  17,041
  Buildings and leasehold improvements.................    310,227     303,051
  Machinery and equipment..............................  1,379,859   1,291,658
  Leased property under capitalized leases.............         --       1,924
                                                         ---------   ---------
                                                         1,708,008   1,613,674
  Accumulated depreciation and amortization............    830,010     727,675
                                                         ---------   ---------
    Total..............................................  $ 877,998   $ 885,999
                                                         =========   =========

    Depreciation expense related to property, plant and equipment was $131,206, $120,250 and $114,819 for the years 1999, 1998 and 1997, respectively.

7. ACCRUED EXPENSES

                                                            1999       1998
                                                          --------   --------
Accrued expenses are as follows:
  Compensation..........................................  $ 42,155   $ 55,727
  Employee health and welfare benefits..................    11,093      9,858
  Deferred revenue......................................    12,918     12,408
  Interest..............................................    16,080     14,794
  Other.................................................    55,718     56,738
                                                          --------   --------
    Total...............................................  $137,964   $149,525
                                                          ========   ========

8. RESTRUCTURING AND OTHER SPECIAL CHARGES

    In 1999, the Company recorded restructuring and other special charges of $74,807, or $44,297 net of tax, to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. These charges, consisting primarily of $26,615 for the writedown of equipment and $44,566 to reserve for certain lease costs, resulted from changes in the Company's strategic growth objectives and were primarily determined based on independent appraisals.

    The Company has closed the affected facilities and sales offices and terminated related employees. Fixed assets have been adjusted to reflect their appropriate values. In 1999, the Company paid approximately $5,000 related to these charges. The remaining costs, primarily lease payments, will extend through 2008. The Company does not expect to incur additional expenses related to this restructuring initiative.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT

                                                          1999         1998
                                                       ----------   ----------
Long-term debt is summarized as follows:
  7.75% Senior Subordinated Notes....................  $  300,000   $       --
  8.375% Senior Subordinated Notes...................     300,000      300,000
  Convertible Senior Subordinated Notes..............     144,179      151,800
  9.125% Senior Subordinated Notes...................          --      150,000
  Borrowings under credit agreements.................          --      599,800
  Notes borrowed on the Company's behalf.............     511,500           --
  Notes payable, average of 9.12% due 2004--2005.....      26,160       33,008
  Capitalized lease obligations......................          --          527
  Other debt, average of 7.21% due 2001--2008........       9,357       20,785
                                                       ----------   ----------
    Total............................................   1,291,196    1,255,920
Less current maturities..............................       6,090      225,331
                                                       ----------   ----------
Noncurrent portion...................................  $1,285,106   $1,030,589
                                                       ==========   ==========

    7.75% SENIOR SUBORDINATED NOTES--On February 22, 1999, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were utilized to repay certain indebtedness under the Credit Agreement, as defined below.

    The fair value of the notes was approximately $287,000 at December 31, 1999 based on quoted market prices.

    8.375% SENIOR SUBORDINATED NOTES--On November 20, 1998, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $291,700. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.375%. The notes do not have required principal payments prior to maturity on November 15, 2008. The Company utilized the net proceeds from the issuance of these notes to repay revolving loan commitments incurred under the Credit Agreement and to redeem all of its outstanding 9.125% Senior Subordinated Notes.

    The fair value of the notes was approximately $299,000 and $300,000 at December 31, 1999 and December 27, 1998, respectively, based on quoted market prices.

    CONVERTIBLE SENIOR SUBORDINATED NOTES--On October 8, 1997, the Company issued $151,800 aggregate principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"), receiving net proceeds of approximately $147,900. Interest on the Convertible Notes is payable semi-annually at the annual rate of 6.00%. The Convertible Notes have no required principal payments prior to maturity on October 1, 2007. The Convertible Notes are convertible at the option of the holder at any time and at the option of the Company, at specified prices, subsequent to October 4, 2000. As discussed in Note 1, on October 8, 1999, each 6% Convertible Note due 2007 became convertible into the number of QPI subordinate voting shares and cash that would have been received had the Convertible Note been converted immediately prior to October 8, 1999.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
    The face value of the Convertible Notes was reduced to approximately $144,000 during 1999, due to the redemption of the notes by the holders. The Company does not intend to exercise its option to redeem the Convertible Notes in 2000, therefore the Convertible Notes are classified as long-term in the consolidated balance sheet.

    The fair value of the notes was approximately $146,000 and $149,000 at December 31, 1999 and December 27, 1998, respectively, based on quoted market prices.

    9.125% SENIOR SUBORDINATED NOTES--On May 10, 1993, the Company issued Senior Subordinated Notes in the aggregate principal amount of $150,000. Interest on the Senior Subordinated Notes was payable semi-annually at the annual rate of 9.125%. The notes did not have required principal payments prior to maturity on March 15, 2003.

    On December 28, 1998, the Company used proceeds from its November 1998 debt issuance to redeem all of its outstanding 9.125% Senior Subordinated Notes due 2003 in an aggregate principal amount of $150,000. The notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. This early extinguishment of debt generated an extraordinary charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs. The 9.125% Senior Subordinated Notes were classified as current maturities of long-term debt in the December 27, 1998 consolidated balance sheet.

    BORROWINGS UNDER CREDIT AGREEMENTS--On February 22, 1999 concurrent with the 7.75% Senior Subordinated Notes issuance, the Second Amended and Restated Credit Agreement dated as of June 6, 1996, as amended (the "Credit Agreement"), was amended resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments under the Credit Agreement. As a result, aggregate total commitments decreased from $920,000 to $825,000. The amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the Credit Agreement. Accordingly, the Company recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs.

    Subsequent to the Merger, the Company repaid all of its outstanding debt incurred under the Credit Agreement. At December 31, 1999, there were no available commitments under the Credit Agreement.

    On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum total commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At December 31, 1999, the Company did not owe any amounts under this agreement.

    NOTES BORROWED ON THE COMPANY'S BEHALF--In 1999, certain wholly owned subsidiaries of QPI provided the Company with $511,500, which was borrowed on the Company's behalf from subsidiaries' external long-term credit facilities. The Company used these funds to pay certain Merger expenses and repay $491,600 in outstanding debt incurred under the Credit Agreement. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 7.23% to 8.07% in 1999. Payment is not required prior to January 1, 2001. In 1999, the Company incurred $14,374 of interest expense, of which $2,305 was included in payables to related parties on the consolidated balance sheet at December 31, 1999.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)

    The fair value of these notes was approximately $511,600 at December 31, 1999, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    The fair value of the Company's remaining debt approximated its carrying value, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

    Aggregate annual maturities of long-term debt subsequent to December 31, 1999 are as follows:

YEAR                                                            AMOUNT
----                                                          ----------
2000........................................................  $    6,090
2001........................................................     518,106
2002........................................................       7,125
2003........................................................       7,055
2004........................................................       6,377
2005 and thereafter.........................................     746,443
                                                              ----------
    Total...................................................  $1,291,196
                                                              ==========

10. ASSET SECURITIZATION

    On June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. Subsequent to the Merger, this asset securitization program was cancelled. The Company entered into a new agreement which was aligned with QPI's existing program and has substantially the same terms and conditions as World's previous agreement. At December 31, 1999 and December 27, 1998, accounts receivable was reduced by $200,000 for amounts sold. Fees arising from the securitization transaction of $11,456, $11,888 and $5,133 are included in interest expense and securitization fees in the consolidated statements of operations for the years ended
December 31, 1999, December 27, 1998 and December 28, 1997, respectively. These fees vary based on commercial paper rates plus a margin. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

11. LEASES

    OPERATING LEASES--The Company leases certain equipment, warehouse facilities and office space under noncancellable operating leases which expire over the next 11 years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the equipment or renew its lease based upon the fair value of the property at the option date.

    In 2000, the Company entered into an agreement to lease real property from a wholly owned subsidiary of QPI. The lease, which expires in December 2004, has been classified as an operating lease. The lease payments of $360 per year have been included in the minimum rental payments table.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. LEASES (CONTINUED)
    In 1998, the Company entered into interest rate swap agreements to exchange floating rate for fixed interest payments. The agreements effectively converted a notional principal amount of $75,000 variable rate, quarterly operating lease payments into fixed. As allowable under the agreements, the respective counterparties cancelled the agreements in September 1999. These agreements did not have a material impact on the consolidated financial statements for the periods presented.

    SALE AND LEASEBACK OF EQUIPMENT--In 1998, the Company entered into agreements for the sale and leaseback of certain printing equipment for which it received approximately $88,500 of proceeds. The lease, which expires in July 2010, has been classified as an operating lease. The proceeds were utilized to repay revolving loan commitments incurred under the Credit Agreement.

    Future minimum rental payments required under noncancellable leases at December 31, 1999 were as follows:

YEAR
----
2000........................................................  $ 51,989
2001........................................................    46,687
2002........................................................    41,031
2003........................................................    33,732
2004........................................................    25,249
2005 and thereafter.........................................    94,102
                                                              --------
Total minimum lease payments................................  $292,790
                                                              ========

    Rental expense for operating leases was $57,154, $49,697 and $44,703 for the years 1999, 1998 and 1997, respectively. Assets recorded under capital leases amounted to $1,567, net of accumulated amortization of $357, at the end of 1998.

12. INCOME TAXES

    The provision (benefit) for income taxes is summarized as follows:

                                                    1999       1998       1997
                                                  --------   --------   --------
Current:
  Federal.......................................  $  6,318   $27,429    $21,178
  State.........................................       950     6,728      5,891
                                                  --------   -------    -------
                                                     7,268    34,157     27,069
                                                  --------   -------    -------

Deferred:
  Federal.......................................   (60,776)   17,450     14,525
  State.........................................    (2,898)      447       (253)
                                                  --------   -------    -------
                                                   (63,674)   17,897     14,272
                                                  --------   -------    -------
Total...........................................  $(56,406)  $52,054    $41,341
                                                  ========   =======    =======

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. INCOME TAXES (CONTINUED)
    The tax effects of significant items comprising the Company's net deferred tax liability as of December 31, 1999 and December 27, 1998 are as follows:

                                                          1999        1998
                                                        ---------   ---------
Deferred tax assets:
  Operating loss carryforwards........................  $   4,125   $   6,422
  Tax credit carryforwards............................     37,687      25,871
  Employee health and welfare benefits................      9,748      10,917
  Postretirement benefits other than pensions.........     19,948      16,213
  Pension benefits accrual............................      6,853       4,533
  Vacation accrual....................................      6,654       9,232
  Restructuring and Merger accrual....................     24,076          --
  Other differences...................................     21,029      12,603
                                                        ---------   ---------
    Gross deferred tax assets.........................    130,120      85,791
                                                        ---------   ---------
Deferred tax liabilities:
  Differences between book and tax bases of
    property..........................................   (126,336)   (125,184)
  Other differences...................................    (15,474)    (33,319)
                                                        ---------   ---------
    Gross deferred tax liabilities....................   (141,810)   (158,503)
                                                        ---------   ---------
Deferred tax asset valuation allowance................     (3,007)     (5,095)
                                                        ---------   ---------
Net deferred tax liability............................    (14,697)    (77,807)
Less current deferred tax asset.......................     47,990      16,986
                                                        ---------   ---------
Noncurrent deferred tax liability.....................  $ (62,687)  $ (94,793)
                                                        =========   =========

    The 1999 and 1998 amounts above include a valuation allowance of $3,007 and $5,095, respectively, relating to a capital loss carryforward that potentially may not be realized for tax purposes and for the limitations of certain state net operating loss carryforwards.

    The following table reconciles the difference between the U.S. federal statutory tax rates and the rates used by the Company in the determination of net income:

                                                    1999       1998       1997
                                                  --------   --------   --------
Income tax provision (benefit), at 35%..........  $(89,576)  $43,975    $34,496
State and local income taxes, net of federal
  income tax benefit............................    (1,266)    4,664      3,665
Release of deferred tax asset valuation
  allowance.....................................        --    (1,745)        --
Costs related to acquisition....................    29,077        --         --
Other, primarily goodwill amortization..........     5,359     5,160      3,180
                                                  --------   -------    -------
Total...........................................  $(56,406)  $52,054    $41,341
                                                  ========   =======    =======

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. INCOME TAXES (CONTINUED)
    At December 31, 1999, the Company had net operating loss carryforwards from business acquisitions for federal income tax purposes of $1,762 available to reduce future taxable income, expiring from 2007 to 2010. The Company also had federal tax credits of $4,162 expiring primarily from 2000 to 2002 and state tax credits of $3,894 expiring from 2001 to 2013. In addition, the Company had alternative minimum tax carryover credits of $29,631 which do not expire and may be applied against regular tax in the future, in the event that the regular tax expense exceeds the alternative minimum tax.

13. EMPLOYEE BENEFIT PLANS

    PENSION PLANS--The Company has defined benefit pension plans in effect which cover certain employees who meet minimum eligibility requirements. The Company contributes annually amounts sufficient to satisfy the government's minimum standards.

    Net periodic pension cost is determined based upon years of service and compensation levels, using the projected unit credit method. Prior year service costs and unrecognized gains and losses are amortized over the estimated future service periods of active employees in the respective plan.

    POSTRETIREMENT PLANS--The Company provides postretirement medical benefits to eligible employees. The Company's postretirement health care plans are unfunded.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets for the fiscal years ended December 31, 1999 and December 27, 1998 and a statement of the funded status as of December 31, 1999 and December 27, 1998:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         1999       1998        1999         1998
                                                       --------   --------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year............  $205,845   $191,849    $ 43,075     $ 44,665
  Service cost.......................................     4,865      5,603         382          945
  Interest cost......................................    14,677     14,568       2,582        2,946
  Plan participants' contributions...................        --         --         583          329
  Plan amendments....................................        --         --          --       (2,345)
  Acquisitions.......................................        --         --          --          741
  Curtailment gain...................................        --         --      (7,387)        (740)
  Settlement loss....................................     2,301         --          --           --
  Actuarial (gain) or loss...........................   (18,699)     8,932      (1,013)        (815)
  Benefits paid......................................   (20,306)   (15,107)     (2,959)      (2,651)
  Settlements paid...................................    (2,533)        --          --           --
                                                       --------   --------    --------     --------
  Benefit obligation at end of year..................  $186,150   $205,845    $ 35,263     $ 43,075
                                                       ========   ========    ========     ========

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         1999       1998        1999         1998
                                                       --------   --------   ----------   ----------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.....  $180,665   $168,625    $     --     $     --
  Actual return on plan assets.......................    27,204     22,089          --           --
  Employer contributions.............................     5,428      5,058       2,376        2,322
  Plan participants' contributions...................        --         --         583          329
  Settlements paid...................................    (2,533)        --          --           --
  Benefits paid......................................   (20,306)   (15,107)     (2,959)      (2,651)
                                                       --------   --------    --------     --------
  Fair value of plan assets at end of year...........  $190,458   $180,665    $     --     $     --
                                                       ========   ========    ========     ========

RECONCILIATION OF FUNDED STATUS
  Funded status......................................  $  4,308   $(25,180)   $(35,263)    $(43,075)
  Unrecognized actuarial (gain) loss.................    (8,553)    20,417      (3,194)       2,539
  Unrecognized net transition obligation (asset).....        45       (182)         --           --
  Unrecognized prior service cost....................   (10,929)   (11,962)     (1,731)      (3,327)
                                                       --------   --------    --------     --------
  Net amount recognized..............................  $(15,129)  $(16,907)   $(40,188)    $(43,863)
                                                       ========   ========    ========     ========

    The unrecognized net transition asset is being amortized over the average expected future service periods of employees. Plan assets consist principally of common stocks and U.S. government and corporate

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
obligations. The plans' assets included common stock of the Company totaling $8,934 at December 27, 1998.

    The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and December 27, 1998:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         1999       1998        1999         1998
                                                       --------   --------   ----------   ----------
Accrued benefit liability............................  $(18,362)  $(22,621)   $(40,188)    $(43,863)
Prepaid benefit cost.................................     2,925         --          --           --
Intangible asset.....................................       308      5,714          --           --
                                                       --------   --------    --------     --------
Net amount recognized................................  $(15,129)  $(16,907)   $(40,188)    $(43,863)
                                                       ========   ========    ========     ========

    The following table provides the components of net periodic benefit cost for the fiscal years ended December 31, 1999 and December 27, 1998:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         1999       1998        1999         1998
                                                       --------   --------   ----------   ----------
Service cost.........................................  $  4,865   $  5,603    $    382     $    945
Interest cost........................................    14,677     14,568       2,582        2,946
Expected return on plan assets.......................   (17,428)   (16,584)         --           --
Amortization of prior service cost...................    (1,013)    (1,015)     (1,595)      (1,596)
Amortization of transitional asset...................      (226)      (226)         --           --
Curtailment gain.....................................        --         --      (2,667)        (740)
Recognized actuarial loss............................       474        336          --          136
                                                       --------   --------    --------     --------
Net periodic cost....................................  $  1,349   $  2,682    $ (1,298)    $  1,691
                                                       ========   ========    ========     ========

    The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         1999       1998        1999         1998
                                                       --------   --------   ----------   ----------
Discount rate........................................      8.00%      7.25%       8.00%        7.25%
Expected return on plan assets.......................     10.25%     10.25%         --           --
Rate of compensation increase........................      3.50%      3.50%         --           --

    At December 31, 1999, the Company had only one pension plan with an accumulated benefit obligation in excess of plan assets of $1,731. At
December 27, 1998, accumulated benefit obligations exceeded plan assets for all pension plans. The market value of plan assets was used to calculate the expected return on plan assets.

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% at the end of 1998 and 1999, and is expected to remain constant at that rate for future

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
periods. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1999 by $3,395 and the annual postretirement benefit expense by approximately $290. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by $3,093 and the annual postretirement benefit expense by approximately $255.

    Certain union employees of the Company participate in multiemployer plans. Amounts charged to benefit expense relating to the multiemployer plans for 1999, 1998 and 1997 totaled $3,850, $3,685 and $3,352, respectively. In addition, the Company has various deferred savings and profit sharing plans for certain employees who meet eligibility requirements. Amounts charged to benefit expense related to these plans for 1999,1998 and 1997 totaled $3,891, $2,993 and $1,977, respectively.

14. STOCK-BASED COMPENSATION PLANS

    STOCK OPTION PLANS--Prior to the Merger, the Company had stock option plans that permitted the Stock Option Committee to grant up to an aggregate of 7,750,000 options to purchase shares of the Company's common stock to certain key employees of the Company. Options granted under the plans generally vested ratably over a five-year period. Vested options were exercised up to ten years from the date of grant. Subsequent to the Merger, the Company's stock option plan was terminated and no options were granted. Information related to the Company's stock option plans is presented below.

                                                             NUMBER OF OPTIONS     OPTION PRICE
                                                             -----------------   ----------------
Outstanding at December 29, 1996...........................      2,562,305       $ 5.49 to $22.00
  Granted..................................................        804,000       $23.75 to $26.75
  Exercised................................................        (12,000)           $6.89
  Rescinded/Canceled.......................................        (45,365)      $11.20 to $22.00
                                                                ----------
Outstanding at December 28, 1997...........................      3,308,940       $ 5.49 to $26.75
                                                                ----------
  Granted..................................................        937,500       $29.13 to $32.56
  Exercised................................................       (617,044)      $ 5.49 to $26.75
  Rescinded/Canceled.......................................       (166,500)      $15.00 to $32.56
                                                                ----------
Outstanding at December 27, 1998...........................      3,462,896       $ 5.49 to $30.75
                                                                ----------
  Granted..................................................      1,771,500       $23.31 to $24.33
  Exercised................................................       (478,058)      $ 5.49 to $26.75
  Rescinded/Canceled.......................................        (16,400)      $26.75 to $29.13
  Settled at Merger........................................     (4,739,938)      $ 5.49 to $30.75
                                                                ----------
Outstanding at December 31, 1999...........................             --
                                                                ==========
                                                                                   RESERVED FOR
                                                             EXERCISABLE          FUTURE GRANTS
                                                             -----------         ----------------
December 27, 1998..........................................      1,600,600              2,009,800
December 28, 1997..........................................      1,861,934                396,770

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    As discussed in Note 4, the Company canceled and settled all vested and unvested options at the time of the Merger. The Company recognized $67,474 compensation expense related to the cancellation and settlement of the outstanding stock options.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," prior to 1999, the Company had not recorded compensation expense for stock options granted to employees. Therefore, the Company has determined the pro forma net income for fiscal years 1998 and 1997, had compensation expense been recorded for options granted during those years under the applicable fair value method described in the statement.

    For options granted during 1998 and 1997, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. Under the Black-Scholes model, a volatility factor of .281 and .310 was used for 1998 and 1997, respectively.

    The following weighted average assumptions were used in calculating the fair value of the options granted in 1998 and 1997, respectively: risk-free interest rates of 5.13% and 6.33%; an assumed dividend yield of zero; and an expected life of the options of ten years.

    For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to compensation expense over the options' vesting period. The Company's pro forma information is as follows:

                                                              1998       1997
                                                            --------   --------
Net income:
  As reported.............................................  $73,590    $57,219
  Pro forma...............................................  $71,319    $55,893
Weighted average fair value of options granted during the
  year....................................................  $ 15.00    $ 14.39

    RESTRICTED STOCK--Restricted shares of the Company's stock were issued in 1999 and 1998 to certain key employees under a restricted stock plan. The stock vested ratably over five years and was contingent upon employment. The market value of the stock at the time of grant was recorded as unamortized restricted stock compensation in stockholders' equity and was amortized to expense over the five year vesting period. In 1999 and 1998, the Company issued 202,500 and 135,000 restricted shares of common stock at a weighted average price of $21.19 and $30.21 per share, respectively. As discussed in Note 4, all of the Company's restricted stock became fully vested at the time of the Merger. Unamortized restricted stock compensation at the time of the Merger of $7,306 was recognized in selling, general and administrative expenses as part of the Merger related expenses in 1999.

15. TREASURY STOCK

    In August 1998, the Board of Directors authorized the repurchase of up to 1,800,000 shares of the Company's common stock. The repurchase of shares commenced in August 1998 in the open market at prevailing market prices or in negotiated transactions, depending on market conditions. The shares were repurchased to satisfy commitments under certain employee benefit plans. When treasury shares were reissued, the Company used the weighted average cost method and the excess of repurchase cost over

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. TREASURY STOCK (CONTINUED)
reissuance price was treated as a reduction of retained earnings. In 1999, the Company repurchased 1,263,652 shares of common stock at a weighted average cost of $24.18 per share. Since the inception of the plan in 1998, the Company had repurchased 1,750,153 shares at a weighted average cost of $26.02 and reissued 466,255 shares. The Company terminated the share purchase plan in 1999 and the treasury stock was retired as a result of the Merger.

16. RELATED PARTY TRANSACTIONS

    As part of the Merger expenses discussed in Note 4, the Company recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on behalf of the Company and $26,606 was paid in stock of QPI upon consummation of the Merger. In addition, Acquisition Inc. contributed $51,299 to the Company to pay certain other Merger expenses. These amounts will not be repaid and are, therefore, included in stockholders' equity in the 1999 consolidated balance sheet.

    At December 31, 1999, the Company had amounts payable to a wholly owned subsidiary of QPI of approximately $5,075 for the purchase of raw materials. This payable, along with the interest payable discussed in Note 9, is included in short-term payables to related parties in the consolidated balance sheet at December 31, 1999.

    In 1999, the Company sold land for $4,000 to a wholly owned subsidiary of QPI. The Company subsequently entered into a lease agreement for the land with this subsidiary for a lease term through 2004.

    The Company paid $17,997 for consulting services related to the Merger provided by Kohlberg Kravis Roberts & Co. L.P. These fees are included in the Merger related costs discussed in Note 4.

    The Company has incurred expenses of $750 in each of the fiscal years ending 1999, 1998 and 1997 for management services provided by affiliated companies prior to the Merger.

17. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is subject to legal proceedings and other claims arising in the ordinary course of operations. In the opinion of management, ultimate resolution of proceedings currently pending will not have a material effect on the results of operations or financial position of the Company.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 31, 1999, DECEMBER 27, 1998 AND DECEMBER 28, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                  INCOME (LOSS) BEFORE
                                                                 EXTRAORDINARY ITEMS AND
                                                                  CUMULATIVE EFFECT OF
QUARTER ENDED                        NET SALES    GROSS PROFIT    CHANGE IN ACCOUNTING     NET INCOME (LOSS)
-------------                        ----------   ------------   -----------------------   -----------------
March 28, 1999.....................  $  605,843     $ 98,036            $  10,379              $ (12,126)
June 27, 1999......................     566,545       99,772              (26,218)               (26,218)
September 26, 1999.................     686,840      139,677             (109,399)              (109,399)
December 31, 1999..................     693,667       (8,014)             (74,288)               (74,288)
                                     ----------     --------            ---------              ---------
                                     $2,552,895     $329,471            $(199,526)             $(222,031)
                                     ==========     ========            =========              =========

March 29, 1998.....................  $  550,407     $ 87,573            $   9,358              $   9,358
June 28, 1998......................     546,503       94,211                9,772                  9,772
September 27, 1998.................     635,980      127,037               28,987                 28,987
December 27, 1998..................     623,995      120,274               25,473                 25,473
                                     ----------     --------            ---------              ---------
                                     $2,356,885     $429,095            $  73,590              $  73,590
                                     ==========     ========            =========              =========

                                                                     SCHEDULE II

                           QUEBECOR WORLD (USA) INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS                     OTHER
                                           BALANCE    CHARGED TO                   CHARGES-     BALANCE AT
                                          BEGINNING   COSTS AND    DEDUCTIONS-   ADD (DEDUCT)      END
CLASSIFICATION                             OF YEAR     EXPENSES     DESCRIBE       DESCRIBE      OF YEAR
--------------                            ---------   ----------   -----------   ------------   ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectible accounts
 receivable.............................   $10,638      $5,269        $3,367(1)     $1,304(2)     $13,844

YEAR ENDED DECEMBER 27, 1998
Allowance for uncollectible accounts
 receivable.............................   $ 9,287      $2,428        $2,545(1)     $1,468(2)     $10,638

YEAR ENDED DECEMBER 28, 1997
Allowance for uncollectible accounts
 receivable.............................   $ 8,476      $7,193        $8,345(1)     $1,963(2)     $ 9,287

------------------------

(1) Write-offs of receivables, net of recoveries.

(2) Balance of acquired companies at acquisition date.