Form 10-Q
period 2000-04-01
QUEBECOR WORLD USA INC
filed 2000-05-12
CIK 780117

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

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000      COMMISSION FILE NUMBER 1-11802

                            ------------------------

                           QUEBECOR WORLD (USA) INC.
                  (Formerly known as World Color Press, Inc.)
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                         37-1167902
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                        Identification Number)

      THE MILL, 340 PEMBERWICK ROAD                                 06831
          Greenwich, Connecticut                                  (Zip Code)
 (Address of principal executive offices)

                                  203-532-4200
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 5, 2000, ten shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           QUEBECOR WORLD (USA) INC.

                         QUARTERLY REPORT ON FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000
                                     INDEX

                                                                  PAGE
                                                              ------------
PART I. FINANCIAL INFORMATION

  Condensed Consolidated Balance Sheets as of April 1, 2000
    and December 31, 1999...................................             3
  Condensed Consolidated Statements of Operations for the
    Three Months Ended April 1, 2000 and March 28, 1999.....             4
  Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended April 1, 2000 and March 28, 1999.....             5
  Notes to Condensed Consolidated Financial Statements......           6-8
  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................          9-10

PART II. OTHER INFORMATION..................................            11

PART I.  FINANCIAL INFORMATION

                           QUEBECOR WORLD (USA) INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      APRIL 1, 2000 AND DECEMBER 31, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               APRIL 1,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   15,571     $   47,383
  Accounts receivable--net..................................     233,229        270,399
  Inventories...............................................     230,241        230,716
  Deferred income taxes.....................................      45,890         47,990
  Other.....................................................      41,640         40,226
                                                              ----------     ----------
      Total current assets..................................     566,571        636,714

  Property, plant and equipment, at cost....................   1,718,118      1,708,008
  Accumulated depreciation and amortization.................    (862,008)      (830,010)
                                                              ----------     ----------
    Property, plant and equipment--net......................     856,110        877,998
  Goodwill--net.............................................     788,800        793,011
  Other.....................................................      76,484         68,398
                                                              ----------     ----------
TOTAL ASSETS................................................  $2,287,965     $2,376,121
                                                              ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $  316,432     $  332,176
  Payables to related parties...............................      14,931          7,380
  Current maturities of long-term debt......................      29,173          6,090
                                                              ----------     ----------
      Total current liabilities.............................     360,536        345,646

  Long-term debt............................................   1,182,719      1,285,106
  Deferred income taxes.....................................      63,587         62,687
  Other long-term liabilities...............................     121,555        133,357
                                                              ----------     ----------
      Total liabilities.....................................   1,728,397      1,826,796
                                                              ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value--3,000 shares authorized;
    10 shares outstanding...................................          --             --
  Additional paid-in capital................................     701,893        701,893
  Capital contribution from Printing Acquisition Inc. ......     118,773        118,773
  Accumulated deficit.......................................    (261,098)      (271,341)
                                                              ----------     ----------
      Total stockholders' equity............................     559,568        549,325
                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,287,965     $2,376,121
                                                              ==========     ==========

------------------------

Note: Derived from audited consolidated financial statements.

           See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 28, 1999

                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net sales...................................................  $661,879   $605,843

Cost of sales...............................................   549,499    507,807
                                                              --------   --------

Gross profit................................................   112,380     98,036

Selling, general and administrative expenses................    66,914     56,535
                                                              --------   --------

Operating income............................................    45,466     41,501

Interest expense and securitization fees....................    28,099     23,909
                                                              --------   --------

Income before income taxes, extraordinary items and
  cumulative effect of change in accounting principle.......    17,367     17,592

Income tax provision........................................     7,124      7,213
                                                              --------   --------

Income before extraordinary items and cumulative
  effect of change in accounting principle..................    10,243     10,379

Extraordinary items, net of tax.............................        --    (11,992)

Cumulative effect of change in accounting principle, net of
  tax.......................................................        --    (10,513)
                                                              --------   --------

Net income (loss)...........................................  $ 10,243   $(12,126)
                                                              ========   ========

           See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              THREE MONTHS ENDED APRIL 1, 2000 AND MARCH 28, 1999
                                 (IN THOUSANDS)

                                                                  THREE MONTHS
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 10,243   $ (12,126)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization...........................    39,912      38,276
    Extraordinary items, net of tax.........................        --      11,992
    Cumulative effect of change in accounting principle, net
      of tax................................................        --      10,513
    Deferred income tax provision...........................     3,000       2,463

    Changes in operating assets and liabilities:
      Accounts receivable--net..............................    37,170      48,942
      Inventories...........................................       475       3,138
      Accounts payable, accrued expenses and payables to
        related parties.....................................    (8,193)     32,520
      Other assets and liabilities--net.....................   (20,306)    (20,584)
                                                              --------   ---------
        Net cash provided by operating activities...........    62,301     115,134
                                                              --------   ---------

INVESTING ACTIVITIES:
    Additions to property, plant and equipment--net.........   (14,809)    (24,993)
    Acquisitions of businesses, net of cash acquired........        --     (73,512)
                                                              --------   ---------
        Net cash used in investing activities...............   (14,809)    (98,505)
                                                              --------   ---------
FINANCING ACTIVITIES:
    Net payments on debt....................................   (79,304)   (114,564)
    Premium paid on debt extinguishment.....................        --      (6,840)
    Proceeds from issuance of common stock..................        --       1,209
    Repurchases of common stock.............................        --     (15,121)
                                                              --------   ---------
        Net cash used in financing activities...............   (79,304)   (135,316)
                                                              --------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS.......................   (31,812)   (118,687)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    47,383     199,932
                                                              --------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 15,571   $  81,245
                                                              ========   =========

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

2.  ACQUISITION BY QUEBECOR WORLD INC.

    On July 12, 1999, the Company entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc. "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of the Company (the "Merger"). On July 16, 1999, QWI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of the Company's common stock at a price of $35.69 per share. On August 20, 1999, QWI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of the Company's outstanding shares.

    On October 8, 1999, the Company and Acquisition Inc. completed the Merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. The Company's new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At
    April 1, 2000, 10 common shares were outstanding.

3.  INVENTORIES

    Inventories are summarized as follows:

                                                      APRIL 1,   DECEMBER 31,
                                                        2000         1999
                                                      --------   ------------
Work-in-process.....................................  $142,714     $135,543
Raw materials.......................................    87,527       95,173
                                                      --------     --------
      Total.........................................  $230,241     $230,716
                                                      ========     ========

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  MERGER RELATED COSTS

    In connection with the Merger, the Company developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of the Company's plant locations and sales offices. This revised strategic initiative resulted in fourth quarter 1999 charges of $144,544. In the first quarter of 2000, the Company paid approximately $4,800 related to these charges.

    As a result of the Merger integration plan, the Company anticipates incurring additional charges of approximately $26,000 in the remainder of 2000.

5.  RESTRUCTURING AND OTHER SPECIAL CHARGES

    In 1999, prior to the Merger, the Company recorded restructuring and other special charges of $74,807 to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. Cash payments related to this charge in the first quarter of 2000 were not material.

6.  RELATED PARTY TRANSACTIONS

    At the time of the Merger, certain wholly owned subsidiaries of QWI provided the Company with $511,500, which was borrowed on the Company's behalf from the subsidiaries' external long-term credit facilities. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 8.07% to 8.10% in the first quarter of 2000. The outstanding balance on these notes at April 1, 2000 was $420,000 due to the repayment of $91,500 during the first quarter of 2000. Payment on the remaining balance is not required prior to April 2, 2001. In the first quarter of 2000, the Company incurred $9,177 of interest expense, of which $1,991 was included in payables to related parties in the consolidated balance sheet at April 1, 2000.

    In March 2000, certain wholly owned subsidiaries of QWI provided the Company with $16,726, which was borrowed on the Company's behalf from the subsidiaries' external credit facilities. The borrowings bear interest at rates based on prime plus 1% per annum. Interest on the borrowings ranged from 9.75% to 10% in the first quarter of 2000. Amounts outstanding are payable on demand, and are therefore included in current maturities of long-term debt in the consolidated balance sheet at April 1, 2000.

    In 1999, the Company sold land for $4,000 to a wholly owned subsidiary of QWI. The Company subsequently entered into a lease agreement for the land with this subsidiary for a lease term through 2004.

    At April 1, 2000, the Company had amounts payable to a wholly owned subsidiary of QWI of approximately $9,054 for the purchase of raw materials. This payable is included in payables to related parties in the consolidated balance sheet at April 1, 2000.

    The Company had transactions in the normal course of business with QWI and affiliated companies that resulted in a net payable of $1,174 which is included in payables to related parties in the consolidated balance sheet at April 1, 2000.

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company incurred fees of $1,275 in the first quarter of 2000 for corporate administrative services provided by QWI.

7.  DEBT ISSUANCE AND EXTINGUISHMENT

    On December 28, 1998, the Company redeemed all of its outstanding 9.125% Senior Subordinated Notes due 2003 in an aggregate principal amount of $150,000. The notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. In the first quarter of 1999, the early extinguishment of debt generated an extraordinary charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs.

    In 1999, the Company repaid certain indebtedness under the Second Amended and Restated Credit Agreement dated June 6, 1996, as amended (the "Credit Agreement") and amended the Credit Agreement resulting in, among other modifications, a $95,000 permanent reduction in borrowings and commitments. This amendment and related permanent reduction in total borrowings and commitments resulted in a substantial modification of the terms under the Credit Agreement. Accordingly, in the first quarter of 1999 the Company recognized an extraordinary charge for the early extinguishment of debt of $6,046, net of taxes of $4,201, for the write-off of deferred financing costs. Subsequent to the Merger, the Company repaid all of its outstanding debt incurred under the Credit Agreement, effectively canceling all available commitments.

    On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At April 1, 2000, $6,243 was outstanding under the credit agreement at an interest rate of 9%. Amounts outstanding under the credit agreement are payable on demand, and are therefore included in current maturities of long-term debt in the consolidated balance sheet at April 1, 2000.

8.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP in the first quarter of fiscal year 1999, which resulted in a charge of $10,513, net of taxes of $7,305, as the cumulative effect of a change in accounting principle for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on operating income on a continuing basis.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL

    On July 12, 1999, we entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc. "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc.
("Acquisition Inc."), which provided for the acquisition of World Color (the "Merger"). On July 16, 1999, QWI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of our common stock at a price of $35.69 per share. On August 20, 1999, QWI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of our outstanding shares.

    On October 8, 1999, World Color and Acquisition Inc. completed the Merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Our new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At April 1, 2000, 10 common shares were outstanding.

    In connection with the Merger, we have developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of our plant locations and sales offices. This revised strategic outlook resulted in fourth quarter 1999 charges of $144,544. We paid $4,800 in 2000 related to these charges.

    As a result of the Merger integration plan, we anticipate incurring additional charges of approximately $26,000 in the remainder of 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED MARCH 28, 1999

    Net sales increased $56,036 or 9.2% to $661,879 in 2000 from $605,843 in
1999. The increase was due to the inclusion of a full quarter of sales from the acquisitions in 1999, increased paper prices and improved sales in our base business.

    Gross profit increased $14,344 or 14.6% to $112,380 in 2000 from $98,036 in 1999. The gross profit margin increased to 17.0% in 2000 from 16.2% in 1999 due to the effect of the Merger integration strategy and certain cost reduction initiatives and synergies resulting from the integration of the acquired businesses, partially offset by increased sales resulting from higher paper prices.

    Selling, general and administrative expenses increased $10,379 or 18.4% to $66,914 in 2000 from $56,535 in 1999. The increase was due to $1,275 of charges for corporate administrative services from QWI and the full quarter effect of acquisitions in 1999, including the related additional amortization expense for goodwill, partially offset by benefits derived from the Merger integration strategy and cost saving initiatives.

    Interest expense and securitization fees increased $4,190 or 17.5% to $28,099 in 2000 from $23,909 in 1999. The increase was due to higher average cost of funds.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                     AND RESULTS OF OPERATIONS (CONTINUED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41% for 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Income before extraordinary items and cumulative effect of change in accounting principle, plus depreciation and amortization and deferred income taxes was $53,155 and $51,118 for the three months ended April 1, 2000 and March 28, 1999, respectively. Our outstanding indebtedness less cash decreased $47,492 from December 31, 1999 to April 1, 2000. At April 1, 2000, our debt including current maturities was composed of approximately 35% of amounts borrowed by certain wholly owned subsidiaries of QWI on our behalf. Working capital was $206,035 at April 1, 2000 and $230,838 at March 28, 1999.

    Capital expenditures totaled $14,809 and $24,993 in the first quarter of 2000 and 1999, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity.

    Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of April 1, 2000, we had no significant concentrations of credit risk.

    We believe that our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

YEAR 2000

    We did not experience any material adverse impact with regard to software or hardware failure or malfunction as a result of the year 2000 transition. The costs incurred to date related to the year 2000 efforts have not been material, nor are they expected to be material for the remainder of 2000. We will continue to monitor our systems going forward.

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

                           QUEBECOR WORLD (USA) INC.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, dated March 30, 2000.

    In addition, the Company has filed herewith the following exhibits:

     10.1       Grid Note dated March 6, 2000 made by and between Quebecor
                World (USA) Inc. and Quebecor Printing Delaware LLC.

     10.2       Grid Note dated March 13, 2000 made by and between Quebecor
                World (USA) Inc. and Quebecor Printing S.A.

     27.0       Financial Data Schedule for the period ended April 1, 2000
                (filed in electronic form only).

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       QUEBECOR WORLD (USA) INC.

Date: May 12, 2000                                     By:            /s/ MICHEL P. SALBAING
                                                            -----------------------------------------
                                                                        Michel P. Salbaing
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                             OFFICER