Form 10-Q
period 2000-07-01
QUEBECOR WORLD USA INC
filed 2000-08-14
CIK 780117

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

  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000            COMMISSION FILE NUMBER 1-11802

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

YES /X/      NO / /

At August 10, 2000, ten shares of the registrant's common stock, $1.00 par value, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           QUEBECOR WORLD (USA) INC.

                         QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000
                                     INDEX

                                                                     PAGE
                                                                  -----------
PART I. FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets as of July 1, 2000
      and December 31, 1999.................................                3
    Condensed Consolidated Statements of Operations for the
     Three and Six Months
      Ended July 1, 2000 and June 27, 1999..................                4
    Condensed Consolidated Statements of Cash Flows for the
     Six Months
      Ended July 1, 2000 and June 27, 1999..................                5
    Notes to Condensed Consolidated Financial Statements....              6-8
    Management's Discussion and Analysis of Financial
     Condition and
      Results of Operations.................................             9-11

PART II. OTHER INFORMATION..................................               12

                           QUEBECOR WORLD (USA) INC.

                         PART I. FINANCIAL INFORMATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       JULY 1, 2000 AND DECEMBER 31, 1999

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                JULY 1,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   27,177     $   47,383
  Accounts receivable--net..................................     210,099        270,399
  Receivables from related parties--net.....................      17,348             --
  Inventories...............................................     226,503        230,716
  Deferred income taxes.....................................      40,010         47,990
  Other.....................................................      26,990         40,226
                                                              ----------     ----------
      Total current assets..................................     548,127        636,714

  Property, plant and equipment, at cost....................   1,727,063      1,708,008
  Accumulated depreciation and amortization.................    (881,265)      (830,010)
                                                              ----------     ----------
  Property, plant and equipment--net........................     845,798        877,998

  Goodwill--net.............................................     782,518        793,011
  Other.....................................................      73,660         68,398
                                                              ----------     ----------
TOTAL ASSETS................................................  $2,250,103     $2,376,121
                                                              ==========     ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Accounts payable and accrued expenses.....................  $  302,570     $  332,176
  Payables to related parties--net..........................          --          7,380
  Current maturities of long-term debt......................       6,212          6,090
                                                              ----------     ----------
      Total current liabilities.............................     308,782        345,646

  Long-term debt............................................   1,179,750      1,285,106
  Deferred income taxes.....................................      63,587         62,687
  Other long-term liabilities...............................     123,784        133,357
                                                              ----------     ----------
      Total liabilities.....................................   1,675,903      1,826,796
                                                              ----------     ----------

STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value--3,000 shares authorized; 10
    shares outstanding......................................          --             --
  Additional paid-in capital................................     701,893        701,893
  Capital contribution from Printing Acquisition Inc........     118,773        118,773
  Accumulated deficit.......................................    (246,466)      (271,341)
                                                              ----------     ----------
      Total stockholders' equity............................     574,200        549,325
                                                              ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $2,250,103     $2,376,121
                                                              ==========     ==========

Note: Derived from audited consolidated financial statements.

           See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

           THREE AND SIX MONTHS ENDED JULY 1, 2000 AND JUNE 27, 1999

                                 (IN THOUSANDS)

                                                      THREE MONTHS             SIX MONTHS
                                                   -------------------   -----------------------
                                                     2000       1999        2000         1999
                                                   --------   --------   ----------   ----------
Net sales........................................  $620,355   $566,545   $1,282,234   $1,172,388

Cost of sales....................................   508,823    466,773    1,058,322      974,580
                                                   --------   --------   ----------   ----------

Gross profit.....................................   111,532     99,772      223,912      197,808

Selling, general and administrative expenses.....    59,525     56,749      126,439      113,284

Restructuring and other special charges..........        --     62,410           --       62,410
                                                   --------   --------   ----------   ----------

Operating income (loss)..........................    52,007    (19,387)      97,473       22,114

Interest expense and securitization fees.........    27,174     25,050       55,273       48,959
                                                   --------   --------   ----------   ----------

Income (loss) before income taxes, extraordinary
  items and cumulative effect of change in
  accounting principle...........................    24,833    (44,437)      42,200      (26,845)

Income tax provision (benefit)...................    10,201    (18,219)      17,325      (11,006)
                                                   --------   --------   ----------   ----------

Income (loss) before extraordinary items and
  cumulative effect of change in accounting
  principle......................................    14,632    (26,218)      24,875      (15,839)

Extraordinary items, net of tax..................        --         --           --      (11,992)

Cumulative effect of change in accounting
  principle, net of tax..........................        --         --           --      (10,513)
                                                   --------   --------   ----------   ----------

Net income (loss)................................  $ 14,632   $(26,218)  $   24,875   $  (38,344)
                                                   ========   ========   ==========   ==========

           See notes to condensed consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                SIX MONTHS ENDED JULY 1, 2000 AND JUNE 27, 1999

                                 (IN THOUSANDS)

                                                                  SIX MONTHS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 24,875   $(38,344)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    75,427     77,372
    Restructuring and other special charges.................        --     62,410
    Extraordinary items, net of tax.........................        --     11,992
    Cumulative effect of change in accounting principle, net
      of tax................................................        --     10,513
    Deferred income tax provision (benefit).................     8,880    (20,609)
    Changes in operating assets and liabilities:
      Accounts receivable--net..............................    60,300    106,693
      Inventories...........................................     4,213     23,368
      Accounts payable and accrued expenses.................   (29,606)   (73,428)
      Other assets and liabilities--net.....................   (22,241)   (34,820)
                                                              --------   --------

        Net cash provided by operating activities...........   121,848    125,147
                                                              --------   --------

INVESTING ACTIVITIES:
  Additions to property, plant and equipment--net...........   (36,820)   (60,565)
  Acquisitions of businesses, net of cash acquired..........        --   (114,110)
                                                              --------   --------

        Net cash used in investing activities...............   (36,820)  (174,675)
                                                              --------   --------

FINANCING ACTIVITIES:
  Net payments on debt......................................  (105,234)   (69,210)
  Premium paid on debt extinguishment.......................        --     (6,840)
  Proceeds from issuance of common stock....................        --      5,349
  Repurchases of common stock...............................        --    (30,558)
                                                              --------   --------

        Net cash used in financing activities...............  (105,234)  (101,259)
                                                              --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS.......................   (20,206)  (150,787)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    47,383    199,932
                                                              --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 27,177   $ 49,145
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

    On October 8, 1999, the Company and Acquisition Inc. completed the Merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. The Company's new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At July 1, 2000, 10 common shares were outstanding.

3. INVENTORIES

    Inventories are summarized as follows:

                                                        JULY 1,    DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Work-in-process.......................................  $134,646     $135,543
Raw materials.........................................    91,857       95,173
                                                        --------     --------
  Total...............................................  $226,503     $230,716
                                                        ========     ========

4. MERGER RELATED COSTS

    In connection with the Merger, the Company developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. MERGER RELATED COSTS (CONTINUED)
of the Company's plant locations and sales offices. This revised strategic initiative resulted in fourth quarter 1999 charges of $144,544. In the first six months of 2000, the Company paid approximately $12,000 related to these charges. The Company anticipates remaining payments for these charges to be approximately $16,000.

    As a result of the Merger integration plan, the Company anticipates incurring additional charges of approximately $26,000 in the remainder of 2000.

5. RESTRUCTURING AND OTHER SPECIAL CHARGES

    In 1999, prior to the Merger, the Company recorded restructuring and other special charges of $62,410 and $12,397, net of tax, in the second and third quarters, respectively, to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. Cash payments related to this charge in the first six months of 2000 were not material.

6. RELATED PARTY TRANSACTIONS

    At the time of the Merger, certain wholly owned subsidiaries of QWI provided the Company with $511,500, which was borrowed on the Company's behalf from the subsidiaries' external long-term credit facilities. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 8.07% to 8.72% in the first six months of 2000. The outstanding balance on these notes at July 1, 2000 was $420,000. Payment on the remaining balance is not required prior to July 2, 2001. In the three and six month periods ended July 1, 2000, the Company incurred $8,990 and $18,167 of interest expense, respectively, of which $2,028 was included in net receivables from related parties in the consolidated balance sheet at July 1, 2000.

    Throughout the first six months of 2000, certain wholly owned subsidiaries of QWI provided the Company with amounts borrowed under notes payable on demand. These borrowings bear interest at rates based on prime plus 1% per annum. At July 1, 2000, there were no amounts payable under these notes. Certain wholly owned subsidiaries of QWI also provided the Company with amounts borrowed under longer term promissory notes. These borrowings bear interest at rates based on LIBOR plus 1.55% per annum, adjusted quarterly, which was approximately 8.35% in the first six months of 2000. These notes mature between October 2007 and December 2008. The outstanding balance at July 1, 2000 was $34,776. Interest expense incurred on the demand and promissory notes for the three and six months ending July 1, 2000 was $1,249 and $1,349, respectively, of which $958 was included in net receivables from related parties in the consolidated balance sheet at July 1, 2000.

    At July 1, 2000, the Company had amounts payable to a wholly owned subsidiary of QWI of approximately $6,333 for the purchase of raw materials. This payable was included in net receivables from related parties in the consolidated balance sheet at July 1, 2000.

    The Company had transactions in the normal course of business with QWI and affiliated companies that resulted in a net receivable of $26,667 which was included in net receivables from related parties in the consolidated balance sheet at July 1, 2000.

                           QUEBECOR WORLD (USA) INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company incurred fees of $1,275 in the first quarter of 2000 for corporate administrative services provided by QWI.

7. DEBT ISSUANCE AND EXTINGUISHMENT

    During the second quarter of 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $36,250 of the 8.375% Senior Subordinated Notes due 2008. In addition, in the first six months of 2000, the Company redeemed $9,300 of Convertible Notes due 2007. The gains on extinguishment of the notes were not material.

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

    On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At July 1, 2000, no amounts were outstanding under this credit agreement.

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

    On October 8, 1999, World Color and Acquisition Inc. completed the Merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Our new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At July 1, 2000, 10 common shares were outstanding.

    In connection with the Merger, we have developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of our plant locations and sales offices. This revised strategic outlook resulted in fourth quarter 1999 charges of $144,544. We paid approximately $12,000 in 2000 related to these charges. We anticipate remaining payments for these charges to be approximately $16,000.

    As a result of the Merger integration plan, we anticipate incurring additional charges of approximately $26,000 in the remainder of 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JUNE 27, 1999

    Net sales increased $53,810 or 9.5% to $620,355 in 2000 from $566,545 in
1999. The increase was due to increased paper prices and improved sales in our base business.

    Gross profit increased $11,760 or 11.8% to $111,532 in 2000 from $99,772 in 1999. The gross profit margin increased to 18.0% in 2000 from 17.6% in 1999 due to the effect of the Merger integration strategy and certain cost reduction initiatives.

    Selling, general and administrative expenses decreased $59,634 or 50.0% to $59,525 in 2000 from $119,159 in 1999. In 1999, selling, general and administrative expenses included restructuring and other special charges of $62,410. Excluding these charges there was an increase in expenses of $2,776 or 4.9%.

    Interest expense and securitization fees increased $2,124 or 8.5% to $27,174 in 2000 from $25,050 in 1999. The increase was due to higher average cost of funds.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41% for 2000 and 1999.

                           QUEBECOR WORLD (USA) INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 27, 1999

    Net sales increased $109,846 or 9.4% to $1,282,234 in 2000 from $1,172,388 in 1999. The increase was due to the inclusion of sales from the 1999 acquisitions for the entire 2000 period, increased paper prices and improved sales in our base business.

    Gross profit increased $26,104 or 13.2% to $223,912 in 2000 from $197,808 in 1999. The gross profit margin increased to 17.5% in 2000 from 16.9% in 1999 due to the effect of the Merger integration strategy and certain cost reduction initiatives and synergies resulting from the integration of the 1999 acquired businesses.

    Selling, general and administrative expenses decreased $49,255 or 28.0% to $126,439 in 2000 from $175,694 in 1999. In 1999, selling, general and administrative expenses included restructuring and other special charges of $62,410. Excluding these charges, there was an increase in expenses of $13,155 or 11.6% in 2000. The increase was due to $1,275 of charges for corporate administrative services from QWI and the effect of acquisitions in 1999 for the entire 2000 period, including the related additional amortization expense for goodwill, partially offset by benefits derived from the Merger integration strategy and cost saving initiatives.

    Interest expense and securitization fees increased $6,314 or 12.9% to $55,273 in 2000 from $48,959 in 1999. The increase was due to higher average cost of funds.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.0% for the first six months of fiscal year 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Net income before one-time-charges, plus depreciation and amortization and deferred income taxes was $109,182 and $103,334 for the six months ended July 1, 2000 and June 27, 1999, respectively. Our outstanding indebtedness less cash decreased $85,028 from December 31, 1999 to July 1, 2000. At July 1, 2000, our debt including current maturities was composed of approximately 38% of amounts borrowed by certain wholly owned subsidiaries of QWI on our behalf. Working capital was $239,345 at July 1, 2000 and $239,630 at June 27, 1999.

    During the second quarter of 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $36,250 of the 8.375% Senior Subordinated Notes due 2008. In addition, in the first six months of 2000, we redeemed $9,300 of Convertible Notes due 2007. The gains on extinguishment of the notes were not material.

    Capital expenditures totaled $36,820 and $60,565 in the first six months of 2000 and 1999, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity. As a result of the Merger, we have continued to strategically redeploy assets to optimize efficiency.

    Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of July 1, 2000, we had no significant concentrations of credit risk.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We would account for gains or losses resulting from changes in the values of those derivatives depending on the use of the derivative and whether it qualifies for hedge accounting. We will adopt SFAS No. 133 in the first quarter of fiscal year 2001. We do not expect the adoption of SFAS No. 133 to have a material impact on our consolidated financial statements.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We do not anticipate SAB 101 to have a material effect on our financial statements.

YEAR 2000

    We did not experience any material adverse impact with regard to software or hardware failure or malfunction as a result of the year 2000 transition. The costs incurred to date related to the year 2000 efforts have not been material, nor are they expected to be material for the remainder of 2000. We will continue to monitor our systems for effects of the year 2000 transition going forward.

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

    In addition, the Company has filed herewith the following exhibits:

    27.0 Financial Data Schedule for the period ended July 1, 2000 (filed in electronic form only).

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       QUEBECOR WORLD (USA) INC.

                                                       By:            /s/ MICHEL P. SALBAING
                                                            -----------------------------------------
                                                                        Michel P. Salbaing
                                                              Senior Vice President, Chief Financial
Date: August 14, 2000                                                        Officer