Form 10-Q
period 2000-09-30
QUEBECOR WORLD USA INC
filed 2000-11-13
CIK 780117

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

FOR THE QUARTERLY PERIOD ENDED                   COMMISSION FILE NUMBER 1-11802
    SEPTEMBER 30, 2000


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

At November 10, 2000, ten shares of the registrant's common stock, $1.00 par value, were outstanding.







================================================================================

QUEBECOR WORLD (USA) INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
INDEX
--------------------------------------------------------------------------------



                                                                                                         PAGE
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999.....................................................................3
         Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2000 and September 26, 1999...........................................4
         Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and September 26, 1999...........................................5
         Notes to Condensed Consolidated Financial Statements...........................................6 - 8
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................9 - 11

PART II.  OTHER INFORMATION................................................................................12


QUEBECOR WORLD (USA) INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                     2000                          1999
                                                                                  (Unaudited)                     (Note)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $        18,467             $      47,383
   Accounts receivable - net                                                            263,953                   270,399
   Receivables from related parties - net                                                22,080                         -
   Inventories                                                                          269,866                   230,716
   Deferred income taxes                                                                 28,374                    47,990
   Other                                                                                 25,876                    40,226
                                                                                ---------------             -------------
           Total current assets                                                         628,616                   636,714

   Property, plant and equipment, at cost                                             1,607,479                 1,708,008
   Accumulated depreciation and amortization                                           (906,417)                 (830,010)
                                                                                ----------------            -------------
     Property, plant and equipment - net                                                701,062                   877,998

   Goodwill - net                                                                       774,165                   793,011
   Deferred income taxes                                                                 10,772                         -
   Other                                                                                 70,434                    68,398
                                                                                ---------------             -------------

TOTAL ASSETS                                                                    $    2,185,049              $   2,376,121
                                                                                ===============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $       352,031             $     332,176
   Payables to related parties - net                                                          -                     7,380
   Current maturities of long-term debt                                                   6,916                     6,090
                                                                                ---------------             -------------
           Total current liabilities                                                    358,947                   345,646

   Long-term debt                                                                     1,194,566                 1,285,106
   Deferred income taxes                                                                      -                    62,687
   Other  long-term liabilities                                                         158,696                   133,357
                                                                                ---------------             -------------

           Total liabilities                                                          1,712,209                 1,826,796
                                                                                ---------------              ------------
STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value - 3,000 shares authorized;
     10 shares outstanding                                                                    -                         -
   Additional paid-in capital                                                           701,893                   701,893
   Capital contribution from Printing Acquisition Inc.                                  118,773                   118,773
   Accumulated deficit                                                                 (347,826)                 (271,341)
                                                                                ---------------            --------------

           Total stockholders' equity                                                   472,840                   549,325
                                                                                ---------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     2,185,049             $   2,376,121
                                                                                ===============             =============


Note:  Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

QUEBECOR WORLD (USA) INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 26, 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                    THREE MONTHS                   NINE MONTHS
                                                2000            1999           2000            1999

Net sales                                  $   693,108     $   686,840     $ 1,975,342     $ 1,859,228

Cost of sales                                  750,758         547,163       1,809,080       1,521,743
                                           -----------     -----------     -----------     -----------

Gross profit (loss)                            (57,650)        139,677         166,262         337,485

Selling, general and
  administrative expenses                       60,399         228,567         186,838         341,851

Restructuring and other special charges             --          12,397              --          74,807
                                           -----------     -----------     -----------     -----------

Operating loss                                (118,049)       (101,287)        (20,576)        (79,173)

Interest expense and
     securitization fees                        29,511          25,521          84,784          74,480
                                           -----------     -----------     -----------     -----------
Loss before income taxes,
     extraordinary items and
     cumulative effect of change
     in accounting principle                  (147,560)       (126,808)       (105,360)       (153,653)

Income tax benefit                             (46,200)        (17,409)        (28,875)        (28,415)
                                           -----------     -----------     -----------     -----------
Loss before extraordinary items
    and cumulative effect of change
    in accounting principle                   (101,360)       (109,399)        (76,485)       (125,238)

Extraordinary items, net of tax                     --              --              --         (11,992)
Cumulative effect of change in
   accounting principle, net of tax                 --              --              --         (10,513)
                                           -----------     -----------     -----------     -----------
Net loss                                   $  (101,360)    $  (109,399)    $   (76,485)    $  (147,743)
                                           ===========     ===========     ===========     ===========




See notes to condensed consolidated financial statements.

QUEBECOR WORLD (USA) INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 26, 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                              NINE MONTHS
                                                                            2000        1999
OPERATING ACTIVITIES:
   Net loss                                                             $ (76,485)    $(147,743)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                        110,666       116,435
     Settlement of stock options                                               --        67,474
     Amortization of restricted stock options                                  --         8,020
     Restructuring and other special charges                                   --        74,807
     Write down and write off of fixed assets                             124,008            --
     Extraordinary items, net of tax                                           --        11,992
     Cumulative effect of change in accounting principle, net of tax           --        10,513
     Deferred income tax benefit                                          (53,843)      (28,415)
     Changes in operating assets and liabilities:
       Accounts receivable - net                                            6,446        10,809
       Inventories                                                        (39,150)      (16,122)
       Accounts payable and accrued expenses                               19,855       (62,886)
       Other assets and liabilities - net                                   9,091       (34,611)
                                                                        ---------     ---------

           Net cash provided by operating activities                      100,588        10,273
                                                                        ---------     ---------
INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                       (39,790)      (94,251)
   Acquisitions of businesses, net of cash acquired                            --      (120,689)
                                                                        ---------     ---------

           Net cash used in investing activities                          (39,790)     (214,940)
                                                                        ---------     ---------

FINANCING ACTIVITIES:
   Net (payments) borrowings on debt                                      (89,714)          485
   Capital contribution from Printing Acquisition Inc.                         --        51,299
   Premium paid on debt extinguishment                                         --        (6,840)
   Proceeds from issuance of common stock                                      --         6,476
   Repurchases of common stock                                                 --       (30,558)
                                                                        ---------     ---------

           Net cash (used in) provided by financing activities            (89,714)       20,862
                                                                        ---------     ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (28,916)     (183,805)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             47,383       199,932
                                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  18,467     $  16,127
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

       On October 8, 1999, the Company and Acquisition Inc. completed the Merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive
       1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note ("Convertible Notes") due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. The Company's new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At September 30, 2000, 10 common shares were outstanding.

3.     INVENTORIES

       Inventories are summarized as follows:


                                          SEPTEMBER 30,         DECEMBER 31,
                                              2000                  1999

           Work-in-process                 $   177,220           $   135,543
           Raw materials                        92,646                95,173
                                           -----------            ----------

                      Total                $   269,866           $   230,716
                                           ===========           ===========


4.     MERGER RELATED COSTS

       In connection with the Merger, the Company developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of the Company's plant locations and sales offices. This revised strategic initiative resulted in fourth quarter 1999 charges of $144,544. During the third quarter of 2000 the Company incurred $26,984 of severance and related costs to shut down certain plant locations as a result of the continuing execution of the integration strategy.

       In the first nine months of 2000, the Company paid approximately $15,000 related to these charges. The Company anticipates remaining payments for these charges to be approximately $32,000.

       During the third quarter of 2000, the Company also incurred non-cash Merger related charges of $124,008 for the write down and write off of fixed assets and $21,054 which reflects other operational changes in the business as a result of the Merger.

       The Company anticipates incurring additional charges of approximately $33,500 over the next year primarily related to equipment relocation as contemplated in the Merger integration strategy.

5.     RESTRUCTURING AND OTHER SPECIAL CHARGES

       In 1999, prior to the Merger, the Company recorded restructuring and other special charges of $62,410 and $12,397 in the second and third quarters, respectively, to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. Cash payments related to these charges in the first nine months of 2000 were not material.

6.     RELATED PARTY TRANSACTIONS

       At the time of the Merger, certain wholly owned subsidiaries of QWI provided the Company with $511,500, which was borrowed on the Company's behalf from the subsidiaries' external long-term credit facilities. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 8.07% to 8.72% in the first nine months of 2000. The outstanding balance on these notes at September 30, 2000 was $420,000. Payment on the remaining balance is not required prior to October 1, 2001. In the three and nine month periods ended September 30, 2000, the Company incurred $9,239 and $27,406 of interest expense, respectively, of which $1,919 was included in net receivables from related parties in the consolidated balance sheet at September 30, 2000.

       Throughout the first nine months of 2000, certain wholly owned subsidiaries of QWI provided the Company with amounts borrowed under notes payable on demand. These borrowings bear interest at rates based on prime plus 1% per annum. At September 30, 2000, the outstanding balance on these notes was $441. Certain wholly owned subsidiaries of QWI also provided the Company with amounts borrowed under longer term promissory notes. These borrowings bear interest at rates based on LIBOR plus 1.55% per annum, adjusted quarterly, which was approximately 8.35% in the first nine months of 2000. These notes mature between October 2007 and December 2009. The outstanding balance at September 30, 2000 was $72,744. Interest expense incurred on the demand and promissory notes for the three and nine months ending September 30, 2000 was $1,471 and $2,822, respectively, of which $637 was included in net receivables from related parties in the consolidated balance sheet at September 30, 2000.

       At September 30, 2000, the Company had amounts payable to a wholly owned subsidiary of QWI of approximately $10,625 for the purchase of raw materials. This payable was included in net receivables from related parties in the consolidated balance sheet at September 30, 2000.

       The Company had transactions in the normal course of business with QWI and affiliated companies that resulted in a net receivable of $35,261 which was included in net receivables from related parties in the consolidated balance sheet at September 30, 2000.

       The Company incurred fees of $3,756 in the first nine months of 2000 for corporate administrative services provided by QWI.

7.     DEBT ISSUANCE AND EXTINGUISHMENT

       During the first nine months of 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $42,425 of the 8.375% Senior Subordinated Notes due 2008. In addition, in the first nine months of 2000, the Company redeemed $24,650 of Convertible Notes due 2007. The net gains on extinguishment of the notes were not material.

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

       On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At September 30, 2000, no amounts were outstanding under this credit agreement.

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

On October 8, 1999, World Color and Acquisition Inc. completed the Merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note ("Convertible Notes") due 2007 outstanding at the Merger became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Our new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At July 1, 2000, 10 common shares were outstanding.

In connection with the Merger, we have developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of our plant locations and sales offices. This revised strategic initiative resulted in fourth quarter 1999 charges of $144,544. During the third quarter of 2000 we incurred $26,984 of severance and related costs to shut down certain plant locations as a result of the continuing execution of the integration strategy.

In the first nine months of 2000, we paid approximately $15,000 related to these charges. We anticipate the remaining payments for these charges to be approximately $32,000.

During the third quarter of 2000, we also incurred non-cash Merger related charges of $124,008 for the write down and write off of fixed assets and $21,054 which reflects other operational changes in the business as a result of the Merger.

We anticipate incurring additional charges of approximately $33,500 over the next year primarily related to equipment relocation as contemplated in the Merger integration strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1999

Net sales increased $6,268 or 1.0% to $693,108 in 2000 from $686,840 in 1999.
The increase was due primarily to increased paper prices.

Gross profit (loss) decreased $197,327 or 141.3% to ($57,650) in 2000 from $139,677 in 1999 due primarily to the additional Merger related charges described above. In addition, we incurred one-time customer realignment charges of $21,787 in the third quarter of 2000. These charges reflect the impact of the operational integration strategies resulting from the Merger on continuing and completed contracts. Excluding the effect of the Merger and other one-time charges, the gross profit margin decreased to 19.3% in 2000 from 20.3% in 1999 due primarily to the increase in paper prices.

QUEBECOR WORLD (USA) INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

Selling, general and administrative expenses decreased $180,565 or 74.9% to $60,399 in 2000 from $240,964 in 1999. In 1999, selling, general and administrative expenses included restructuring and other special charges of $12,397 and expenses related to the tender offer of $169,301. Excluding these charges, selling, general and administrative expenses increased $1,133 or 1.9% in 2000 due primarily to $2,481 of charges for corporate administrative services from QWI, partially offset by benefits derived from the implementation of the Merger integration strategy and cost saving initiatives.

Interest expense and securitization fees increased $3,990 or 15.6% to $29,511 in 2000 from $25,521 in 1999. The increase was due to higher average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 31.3% for the third quarter of 2000 and 13.7% in 1999. The change in the tax rate was due primarily to permanent differences in Merger related expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1999

Net sales increased $116,114 or 6.2% to $1,975,342 in 2000 from $1,859,228 in
1999. The increase was due to the inclusion of sales from the 1999 acquisitions for the entire 2000 period, increased paper prices and improved sales in our base business.

Gross profit decreased $171,223 or 50.7% to $166,262 in 2000 from $337,485 in
1999 due primarily to additional Merger related charges as discussed above. In addition, we incurred one-time customer realignment charges of $21,787 in the third quarter of 2000. These charges reflect the impact of the operational integration strategies resulting from the Merger on continuing and completed contracts. Excluding the effect of the Merger and other one-time charges, the gross profit margin decreased to 18.1% in 2000 from 18.2% in 1999.

Selling, general and administrative expenses decreased $229,820 or 55.2% to $186,838 in 2000 from $416,658 in 1999. In 1999, selling, general and administrative expenses included restructuring and other special charges of $74,807 and expenses related to the tender offer of $169,301. Excluding these charges, selling, general and administrative expenses increased $14,288 or 8.3% in 2000. The increase was due to $3,756 of charges for corporate administrative services from QWI and the effect of acquisitions in 1999 for the entire 2000 period, including the related additional amortization expense for goodwill, partially offset by benefits derived from the implementation of the Merger integration strategy and cost saving initiatives.

Interest expense and securitization fees increased $10,304 or 13.8% to $84,784 in 2000 from $74,480 in 1999. The increase was due to a higher average cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 27.4% for the first nine months of 2000 and 18.5% in 1999. The change in the tax rate was due primarily to permanent differences in Merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Net income before one-time charges, plus depreciation and amortization and deferred income taxes was $175,251 and $183,128 for the nine months ended September 30, 2000 and September 26, 1999, respectively. Our outstanding indebtedness less cash decreased $60,798 from December 31, 1999 to September 30, 2000. At September 30, 2000 our debt including current maturities was composed of approximately 41% of amounts borrowed

QUEBECOR WORLD (USA) INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

by certain wholly owned subsidiaries of QWI on our behalf. Working capital was $269,669 at September 30, 2000 and $306,736 at September 26, 1999.

During the first nine months of 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $42,425 of the 8.375% Senior Subordinated Notes due 2008. In addition, in the first nine months of 2000, we redeemed $24,650 of Convertible Notes due 2007. The net gains on extinguishment of the notes were not material.

Gross capital expenditures totaled $62,641 and $98,906 in the first nine months of 2000 and 1999, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity. As a result of the Merger, we have continued to strategically redeploy assets to optimize efficiency.

Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of September 30, 2000, we had no significant concentrations of credit risk.

We believe that our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS 138, which amended certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. We are currently reviewing our contracts to assess the impact of these statements on our financial statements. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 in the first quarter of 2001. We do not expect the adoption of SFAS 133, as amended by SFAS 138, to have a material effect on our consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We do not anticipate SAB 101 to have a material effect on our financial statements.

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

       In addition, the Company has filed herewith the following exhibits:

       27.0 Financial Data Schedule for the period ended September 30, 2000 (filed in electronic form only).

(b)    Reports on Form 8-K

       None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           QUEBECOR WORLD (USA) INC.




Date:    November 13, 2000                 By:/s/ PAUL B. CAROUSSO
                                           -------------------------------------
                                           Paul B. Carousso
                                           Vice President, Controller