Form 10-K405
period 2000-12-30
QUEBECOR WORLD USA INC
filed 2001-03-29
CIK 780117

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

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

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

    THE ONLY CLASS OF VOTING SECURITIES OF QUEBECOR WORLD (USA) INC. IS ITS COMMON STOCK, PAR VALUE $1.00 PER SHARE (THE "COMMON STOCK"). ON MARCH 15, 2001, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $0.
                            ------------------------

         AS OF MARCH 15, 2001, TEN SHARES OF COMMON STOCK WERE OUTSTANDING.
                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                  PAGE
                                                                            ----------------
PART I

Item 1.      Business....................................................                  2
Item 2.      Properties..................................................                  7
Item 3.      Legal Proceedings...........................................                  8
Item 4.      Submission of Matters to a Vote of Security Holders.........                  8

PART II

Item 5.      Market for Registrant's Common Equity and Related
              Stockholder Matters........................................                  9
Item 6.      Selected Financial Data.....................................                  9
Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................                 11
Item 7A.     Quantitative and Qualitative Disclosures about Market
              Risk.......................................................                 16
Item 8.      Financial Statements and Supplementary Data.................                 16
Item 9.      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................                 16

PART III

Item 10.     Directors and Executive Officers of the Registrant..........                 17
Item 11.     Executive Compensation......................................                 18
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management.................................................                 23
Item 13.     Certain Relationships and Related Transactions..............                 23

PART IV
Item 14.     Exhibits, Financial Statement Schedule and Reports on Form
              8-K........................................................                 25

SIGNATURES...............................................................                 27

Financial Statements
             Index to Financial Statements and Financial Statement
              Schedule...................................................                 28
             Independent Auditors' Report................................                F-1
             Balance Sheets as of December 30, 2000 and December 31,
              1999.......................................................                F-2
             Statements of Operations for the Years Ended December 30,
              2000, December 31, 1999 and December 27, 1998..............                F-3
             Statements of Stockholder's Equity for the Years Ended
              December 30, 2000, December 31, 1999 and December 27,
              1998.......................................................                F-4
             Statements of Cash Flows for the Years ended December 30,
              2000, December 31, 1999 and December 27, 1998..............                F-5
             Notes to Financial Statements...............................          F-6--F-21

Financial Statement Schedule
             Schedule II--Valuation and Qualifying Accounts..............                S-1

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Quebecor World (USA) Inc. (the "Company"), formerly known as World Color Press, Inc. ("World Color"), is a wholly owned subsidiary of Quebecor Printing
(USA) Holdings Inc. and an indirect wholly owned subsidiary of Quebecor
World Inc. ("QWI"). The capital structure of the Company is 3,000 authorized shares of common stock, par value $1.00 per share. As of March 15, 2001 there were 10 shares outstanding.

    DUE TO CERTAIN COVENANTS IN ITS REGISTERED DEBT SECURITIES, THE COMPANY IS REQUIRED TO CONTINUE TO MAKE REPORTS UNDER SECTION 13 AND 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT"). THIS ANNUAL REPORT SPEAKS TO THE OPERATIONS OF THE FORMER WORLD COLOR PRESS, INC. AND SUBSIDIARIES AND EXCLUDES THE OTHER OPERATIONS OF QWI WITH WHICH IT IS NOW AFFILIATED.

    QUEBECOR WORLD INC.

    GENERAL

    QWI, a diversified global commercial printing company, is the largest commercial printer in Canada and Europe and one of the largest in the United States and South America. Its 2000 revenues reached $6.5 billion, including approximately $2.7 billion contributed by the Company. QWI offers its customers state-of-the-art web offset, gravure and sheet fed printing capabilities, plus related value-added printing services in product categories including magazines, retail inserts and circulars, books, catalogs, directories, specialty printing pre-media, logistics and other value-added services. QWI is a market leader in most of its product categories. QWI believes that the diversity of its customer base, geographic coverage and product segments reduces its reliance on any single product line or market. QWI's strategy for growth focuses on increasing its geographic coverage and expanding its product segments and services across its network of facilities. QWI services these markets and offers its products through a network of 160 printing and related services facilities capable of servicing virtually all major markets in the United States, Canada, France, Austria, United Kingdom, Spain, Sweden, Switzerland, Finland, Mexico, India, Brazil, Chile, Argentina, Peru and Colombia. QWI employs over 43,000 people.

    QUEBECOR WORLD (USA) INC.

    GENERAL

    We are an industry leader in the management and distribution of print and digital information. Founded in 1903, we currently operate 52 facilities as well as warehouse space and a network of sales offices nationwide. Through selective acquisitions and internal expansion, we have strategically positioned ourselves as a full-service provider of high technology solutions for our customers' imaging, print and distribution needs. We operate in one business segment--printing services, which is comprised of six separate sectors including commercial (which includes direct mail), magazines, catalogs, retail, books and directories. See consolidated financial statements on pages F-1 through F-21 hereof.

    Substantially all sales are made to customers through our employees based upon customer specification. A significant amount of our sales are made pursuant to term contracts with our customers, with the remainder being made on an order-by-order basis. As a result, we have a significant backlog of orders. No customer accounted for more than 5% of our net sales in 2000. In our opinion, the loss, at substantially the same time, of all of the business provided by any one of our largest customers could have an adverse effect upon us.

    MARKET SECTORS

    COMMERCIAL/DIRECT MAIL

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

    MAGAZINES

    We are a leading printer of consumer and specialty magazines in the United States. The publication customer base includes some of the largest and most established consumer and specialty magazine publishers in a diverse range of market categories. The popularity of these magazines makes them less susceptible to cyclical downturns in advertising spending, which we believe provides us with a significant advantage over our competitors whose customers may be more susceptible to these downturns. A majority of our magazine printing is performed under contracts with remaining terms of between one and nine years, the largest of which are with customers with whom the Company has had relationships for, on average, more than 20 years. We have extended a majority of these contracts beyond the initial expiration dates and intend to continue this practice when economically practicable.

    CATALOGS

    We are a leading printer for the U.S. catalog market. We currently print many of the most well known catalog titles. In addition, our business-to-business catalog printing work spans a broad range of industries including the computer, home and office furniture, office products and industrial safety products industries.

    RETAIL

    Our coast-to-coast network of offset and gravure presses make us a leader in printing national insert programs. Our customers include major national retailers.

    BOOKS

    We print mass-market rack size books as well as hardcover books for the consumer, education and reference markets. We service many of the largest U.S. publishers.

    DIRECTORIES

    We print four-color white-page and yellow-page directories for Pacific Bell and certain other independent directory publishers.

    CURRENT SERVICES

    DIGITAL AND PRE-MEDIA SERVICES

    Through our Que-Net Media-TM- division we are a leader in the transition from conventional pre-media services to an all-digital workflow, providing a complete spectrum of film and digital preparation services, from traditional paste-up and color separations to state-of-the-art, all-digital pre-media services, as well as digital imaging and digital archiving. Our specialized digital and pre-media facilities, which are strategically located close to and, in certain cases, onsite at customer's facilities, provide our customers high quality, 24-hour preparatory services linked directly to our various printing facilities. In addition, our computer systems enable us to exchange images and textual material electronically, directly between our facilities and our customers' business locations. The integrated pre-media operations provide us with competitive advantages over traditional pre-media shops that are not able to provide the same level of integrated services. Our pre-media group also provides multi-media services such as the transformation of customers' existing printed and digital material into interactive media such as user-friendly information kiosk systems, Internet web sites, corporate Intranets, CD-ROMs and computer laptop sales presentations. Our pre-media services group has provided a natural opportunity for cross-selling efforts by offering integrated pre-media and multi-media services to print customers who may have historically used third-party suppliers for their pre-media and multi-media needs.

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

    We continue to evaluate solutions to address the challenges and opportunities presented to us by the increased use of e-commerce and reliance on communication through electronic media, including the Internet, both with our customers and suppliers. We are participating with our customers in the use of electronic mediums throughout their business spectrums, from the delegation of their print requirements through the production and distribution of their product. We have continued to move to an all digital environment in our pre-media service offerings to allow our customers to produce, manage and redeploy their media assets by electronic means. We are also using electronic transaction technology that enables us to use electronic tools in aggregating and transacting our supply side purchases.

    Sales volume during 2000 in general was positively affected by increased advertising and promotion. However, beginning in the fourth quarter of 2000 and continuing through to the present, as a result of the economic downturn in the United States we have experienced a softening in sales volume in certain sectors.

    Beginning in late 2000 certain fuel and natural gas prices have risen significantly. We have controls in place to minimize the impact on our business, however, we expect increases in fuel and natural gas costs to have a negative effect on our gross margin in 2001.

    SEASONALITY

    The operations of our business are seasonal with approximately two-thirds of historical operating income recognized in the second half of the fiscal year, primarily due to the higher number of magazine pages, new product launches and back-to-school and holiday catalog promotions.

    RAW MATERIALS

    The primary raw materials required in a printing operation are ink and paper. We supply all of the ink and a substantial amount of the paper used in the printing process. Our net sales include sales to certain customers of paper that we purchase. We provide warehouse space for both ourselves and customer supplied paper. The price of paper is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. In 1998, paper prices declined from previous years and availability was plentiful for most grades of paper. Early in 1999, paper prices in general continued to decline moderately. In the fourth quarter of 1999 and through the first three quarters of 2000, paper prices increased almost quarterly (depending on the grade). Starting in the fourth quarter of 2000, there was a slowdown in general economic conditions and a general moderation of paper demand. We expect this trend to continue and for paper prices to level off or decline in 2001. We believe we have adequate allocations with our paper suppliers to meet our customers' needs. Our contracts with our customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services.

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

    We have procedural controls and personnel dedicated to compliance with all applicable environmental laws. We estimate that capital expenditures in 2001 required to comply with federal, state and local provisions for environmental controls, as well as expenditures for our share of costs for environmental clean-up, if any, will not be material and will not have a material adverse effect on us. We expect to incur ongoing capital and operating costs to maintain compliance with applicable environmental laws, which costs we do not expect to be, in the aggregate, material.

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

    EMPLOYEES

    As of February 1, 2001, we had over 16,000 employees, approximately 17% of whom were represented by unions under several different labor contracts, which expire at various times from April 2001 through August 2005, certain of which are currently under negotiation. A petition for a representation election has been filed at one of our facilities and in early April 2001 a group of approximately 275 employees will vote on the issue of union representation. We believe we have satisfactory employee and labor relations.

    ITEM 2. PROPERTIES.

    Our corporate office is currently located in leased facilities in Greenwich, Connecticut. Production facilities are located throughout the United States, as set forth below. We believe our facilities provide adequate productive capacity for our needs. Summary information regarding our facilities as of March 15, 2001 is set forth as follows:

                                                                              APPROXIMATE
USE AND LOCATION                                              OWNED/LEASED   SQUARE FOOTAGE
----------------                                              ------------   --------------
CORPORATE HEADQUARTERS:

Greenwich, Connecticut......................................     Leased           55,000

PRINTING PLANTS:

Atlanta, Georgia............................................      Owned          129,000

Augusta, Georgia............................................      Owned          650,000

Brookfield, Wisconsin.......................................      Owned          309,000

Caroll, Iowa................................................      Owned           58,000

Corinth, Mississippi........................................      Owned          630,000

Covington, Tennessee........................................      Owned          562,000

Dresden, Tennessee..........................................      Owned          678,000

Dyersburg, Tennessee........................................      Owned          869,000

Elk Grove Village, Illinois.................................      Owned          175,000

Elk Grove Village, Illinois.................................     Leased           93,000

Effingham, Illinois.........................................      Owned          570,000

Enfield, Connecticut........................................      Owned           75,000

Erlanger, Kentucky..........................................     Leased           94,000

Jonesboro, Arkansas.........................................      Owned          400,000

Lebanon, Ohio...............................................      Owned          270,000

Los Angeles, California.....................................     Leased          283,000

Merced, California..........................................      Owned          460,000

Metairie, Louisiana.........................................      Owned          106,000

North Haven, Connecticut....................................      Owned          440,000

Oakwood, Georgia............................................      Owned          251,000

Oberlin, Ohio...............................................      Owned          110,000

Oklahoma City, Oklahoma.....................................      Owned          220,000

Omaha, Nebraska.............................................      Owned           52,000

Ontario, California.........................................     Leased           39,000

Orlando, Florida............................................     Leased          191,000

Pawtucket, Rhode Island.....................................     Leased          300,000

Phoenix, Arizona............................................     Leased          111,000

Red Bank, Ohio..............................................      Owned          180,000

Salem, Illinois.............................................      Owned          688,000

South Windsor, Connecticut..................................      Owned           42,000

Stillwater, Oklahoma........................................      Owned          335,000

                                                                              APPROXIMATE
USE AND LOCATION                                              OWNED/LEASED   SQUARE FOOTAGE
----------------                                              ------------   --------------
Taunton, Massachusetts......................................      Owned          355,000

Versailles, Kentucky........................................      Owned        1,058,000

Waukee, Iowa................................................      Owned          119,000

Westwood, Massachusetts.....................................     Leased          102,000

Wilmington, Massachusetts...................................     Leased          195,000

Winchester, Virginia........................................      Owned           96,000

DIGITAL SERVICES/PRE-MEDIA:

Arlington Heights, Illinois.................................     Leased           18,000

Charlotte, North Carolina...................................     Leased           21,000

Lanham, Maryland............................................     Leased           18,000

Lexington, Kentucky.........................................     Leased           27,000

Los Angeles, California.....................................     Leased           22,000

New York, New York..........................................     Leased            6,000

Orlando, Florida............................................     Leased           18,000

St. Charles, Missouri.......................................     Leased           21,000

Warren, Michigan............................................     Leased           12,000

DISTRIBUTION:

Altamont, Illinois..........................................     Leased           27,000

Bensenville, Illinois (Distribution/Bindery)................      Owned          307,000

Flora, Illinois.............................................      Owned          120,000

Lexington, Kentucky.........................................     Leased          241,000

Trenton, Tennessee..........................................     Leased           96,000

Versailles, Kentucky........................................     Leased           26,000

    In addition, we maintain an extensive network of sales offices located throughout the United States, as well as warehouse space. We believe that none of our leases are material to our operations and that such leases were entered into on market terms.

    ITEM 3. LEGAL PROCEEDINGS.

    We do not believe that there are any pending legal proceedings, which, if adversely determined, would have a material adverse effect on our financial condition or results of operations, taken as a whole.

    There were no material pending legal proceedings that were terminated in the fourth quarter of the fiscal year ended December 30, 2000.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted for stockholder vote during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE RANGE OF COMMON STOCK

    On July 12, 1999, World Color entered into an Agreement and Plan of Merger (the "Merger Agreement") with QWI and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."). On July 16, 1999, QWI, through Acquisition Inc., commenced a tender offer (the "Offer") to acquire up to 23,500,000 shares of World Color common stock at a price of $35.69 per share. On August 20, 1999, QWI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of World Color's outstanding shares of common stock (the "Change in Control"). On October 8, 1999, World Color and Acquisition Inc. completed a merger (the "Merger") of World Color with and into Acquisition Inc. with World Color as the surviving corporation, following receipt of approval from the Company's stockholders.

    October 8, 1999, the day of the Merger, was the final day of public trading for the common stock of World Color. Following the Merger, there is no established public trading market for our Common Stock, par value $1.00 per share. There was one holder of such Common Stock as of March 1, 2001, which was an affiliate of the Company.

    Until the effective time of the Merger on October 8, 1999, World Color's common stock was listed on the New York Stock Exchange under the symbol: WRC. In connection with the Merger, the remaining outstanding shares of the common stock of World Color were converted into 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. The following table sets forth the range of the high and low sales prices of the common stock of World Color as quoted on the New York Stock Exchange for 1999. We did not pay dividends in 1999 or 2000.

1999                                                             HIGH         LOW        CLOSE
----                                                          ----------   ---------   ---------
First Quarter...............................................  30 7/16      21 15/16    23 3/16
Second Quarter..............................................  27 5/8       20          26 7/8
Third Quarter...............................................  37 3/16      27 1/16     35 1/2
Fourth Quarter..............................................  38 3/8       35 1/2      38

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

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial data for the five fiscal years ended December 30, 2000 have been derived from the Company's audited consolidated financial statements. The data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Company's consolidated financial statements and the notes thereto appearing elsewhere in this report.

                                                                      FISCAL YEAR (1)
                                               --------------------------------------------------------------
                                                2000 (2)     1999 (3)       1998         1997         1996
                                                --------    ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING DATA:
  Net sales..................................  $2,653,421   $2,552,895   $2,356,885   $1,981,225   $1,641,412
  Cost of sales..............................   2,342,802    2,223,424    1,927,790    1,613,938    1,349,130
                                               ----------   ----------   ----------   ----------   ----------
  Gross profit...............................     310,619      329,471      429,095      367,287      292,282
  Selling, general and administrative
    expenses.................................     245,426      406,730      214,862      188,688      153,071
  Restructuring and other special charges
    (4)......................................          --       74,807           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
  Operating income (loss)....................      65,193     (152,066)     214,233      178,599      139,211
  Interest expense and securitization fees...     111,478      103,866       88,589       80,039       58,417
  Income tax provision (benefit).............      (4,887)     (56,406)      52,054       41,341       33,533
  Extraordinary items, net of tax (5)........          --      (11,992)          --           --           --
  Cumulative effect of change in accounting
    principle, net of tax (6)................          --      (10,513)          --           --           --
                                               ----------   ----------   ----------   ----------   ----------
  Net income (loss)..........................  $  (41,398)  $ (222,031)  $   73,590   $   57,219   $   47,261
                                               ==========   ==========   ==========   ==========   ==========

OTHER OPERATING DATA:
  Depreciation and amortization..............  $  144,607   $  155,766   $  140,725   $  131,710   $  104,493
  Capital expenditures (7)...................     112,764      140,005       95,533       93,145       70,639

BALANCE SHEET DATA (AT PERIOD END):
  Working capital............................  $  100,364   $  291,068   $  239,428   $  168,752   $  227,068
  Property, plant and equipment, net.........     728,653      877,998      885,999      857,195      818,157
  Total assets...............................   2,117,470    2,376,121    2,433,886    1,933,571    1,822,432
  Long-term debt (including current
    maturities)..............................   1,001,479    1,291,196    1,255,920      819,113      897,867
  Stockholder's equity.......................     507,927      549,325      668,647      599,769      414,932

--------------------------

(1) In 2000, the Company's fiscal year was the 52-week period ending on the last Saturday in December. In 1999, the Company changed its fiscal year end to December 31, 1999 from the last Sunday in December. The change resulted in a 369-day period rather than a 52-week period. This change was not material to the Company's results of operations. The fiscal years prior to 1999 each represent the 52-week period ending on the last Sunday in December.

(2) In 2000, the Company recognized Merger related charges of $174,374. See
    Note 4 to the consolidated financial statements for further details.

(3) In 1999, the Company recognized Merger related charges of $313,845. See
    Note 4 to the consolidated financial statements for further details.

(4) In 1999, the Company recognized restructuring and other special charges of $74,807 to eliminate redundant and less efficient capacity resulting from its ongoing acquisition strategy. See Note 8 to the consolidated financial statements for further details.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL

    We are a diversified commercial printer serving customers in the commercial/direct mail, magazine, catalog, book, retail and directory markets. We operate in one business segment--the management and distribution of print and digital information. Our revenues are derived primarily from the sale of services and materials to our customers, including digital and pre-media services, press and binding services and distribution and logistics services.

    On July 12, 1999, we entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc., "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc.
("Acquisition Inc."), which provided for the acquisition of World Color (the "Merger"). On July 16, 1999, QWI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of our common stock at a price of $35.69 per share. On August 20, 1999, QWI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of our outstanding shares.

    On October 8, 1999, World Color and Acquisition Inc. completed the Merger following receipt of approval from our stockholders. As a result, World Color became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of our common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007, outstanding at the Merger, became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999. Our new capital structure consists of 3,000 authorized shares of common stock, par value $1.00 per share. At December 30, 2000, 10 common shares were outstanding.

    In 1999, we incurred $169,301 of non-recurring costs related to the Merger. These costs included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the Merger. In addition, our outstanding restricted stock became fully vested in connection with the Merger. The costs related to the Merger are included in selling, general and administrative expenses in our 1999 consolidated statement of operations. The majority of these costs were paid during 1999.

    In connection with the Merger, we have developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of our plant locations and sales offices. This revised strategic initiative resulted in charges to our 1999 cost of sales and selling, general and administrative expenses of $134,668 and $9,876, respectively. These charges were primarily composed of $40,011 for the writedown of fixed assets to reflect fair market value, $32,303 for severance and related costs to shut down certain plant locations and sales offices, $19,672 for the disposal and other related costs of inventories and $34,100 to reflect other operational changes in the business as a result of the Merger. During 2000, we incurred $28,637 of severance and related costs to shut down certain plant locations as a result of the continuing execution of the integration strategy.

    In 2000, we paid approximately $22,500 related to these charges. We anticipate the remaining payments for these charges to be approximately $26,500.

    We also incurred non-cash charges of $124,008 and $21,729 in 2000 to adjust the carrying value of fixed assets and other assets and liabilities, respectively, in order to reflect the operational changes in the business resulting from the continued implementation of the Merger integration strategy.

    We anticipate incurring additional charges of approximately $31,000 over the next year primarily related to equipment relocation costs as contemplated in the Merger integration strategy.

    Our net sales include sales to certain customers of paper we purchased. The price of paper, our primary raw material, is volatile over time and may cause significant swings in net sales and cost of sales. We generally are able to pass on increases in the cost of paper to our customers, while declines in paper costs result in lower prices to our customers. In 1998, paper prices declined from previous years and availability was plentiful for most grades of paper. Early in 1999, paper prices in general continued to decline moderately. In the fourth quarter of 1999, and through the first three quarters of 2000, paper prices increased almost quarterly (depending on the grade). Starting in the fourth quarter of 2000, there was a slowdown in general economic conditions and a general moderation of paper demand. We expect this trend to continue and for paper prices to level off or decline in 2001. Our contracts with our customers generally provide for price adjustments to reflect price changes for other materials, wages and outside services.

    Beginning in late 2000 certain fuel and natural gas prices have risen significantly. We have controls in place to minimize the impact on our business, however, we expect increases in fuel and natural gas costs to have a negative effect on our gross margin in 2001.

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

RESULTS OF OPERATIONS

    In 2000, our fiscal year was the 52-week period ending on the last Saturday in December. In 1999, we changed our fiscal year end from the last Sunday in December to December 31, 1999 to conform to QWI's fiscal year end. This change resulted in a 369-day period rather than the 52-week period under the previous policy. The change in fiscal year did not have a material effect on our results of operations. Our fiscal year in 1998 was the 52-week period ending on the last Sunday in December.

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net sales increased $100,526 or 3.9% to $2,653,421 in 2000 from $2,552,895 in 1999. The increase was due to the inclusion of sales from the 1999 acquisitions for the entire 2000 period and improved sales in our base business.

    Gross profit decreased $18,852 or 5.7% to $310,619 in 2000 from $329,471 in 1999 due primarily to additional Merger related charges as discussed above. In addition, we incurred one-time customer realignment charges of $21,787 in 2000. These charges reflect the impact of the operational integration strategies resulting from the Merger on continuing and completed contracts. Excluding the effect of the Merger and other one-time charges, the gross profit margin increased to 19.0% from 18.2% due primarily to benefits derived from the implementation of the Merger integration strategy.

    Selling, general and administrative expenses decreased 49.0% or $236,111 to $245,426 in 2000 from $481,537 in 1999. In 1999 selling, general and administrative expenses included restructuring and other special charges of $74,807 and expenses related to the Merger of $179,177. Excluding these charges, selling, general and administrative expenses increased $17,873 or 7.9% in 2000. The increase was due to $4,901 of charges for corporate administrative services from QWI and the effect of acquisitions in 1999 for the entire 2000 period, including the related additional amortization expense for goodwill, partially offset by benefits derived from the implementation of the Merger integration strategy and cost saving initiatives.

    Interest expense and securitization fees increased $7,612 or 7.3% to $111,478 in 2000 from $103,866 in 1999 due to a higher average cost of funds.

    The effective tax rate, primarily composed of the combined federal and state statutory rates, was approximately 10.6% for 2000 and approximately 22.0% for 1999. The tax rates were impacted by costs related to the Merger, some of which were nondeductible, as well as restructuring and other special charges in 1999.

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

    In 1999, we recorded restructuring and other special charges of $74,807, or $44,297 net of tax, to eliminate redundant and less efficient capacity resulting from our ongoing acquisition strategy. The restructuring and other special charges included the costs to exit and consolidate certain facilities and sales offices, write down impaired assets and eliminate certain administrative positions. These charges, consisting primarily of $26,615 for the writedown of equipment and $44,566 to reserve for certain lease costs, resulted from changes in our strategic growth objectives and were primarily determined based on independent appraisals. As of year end 1999, we have closed the affected facilities and sales offices and terminated the related employees. Fixed assets have been adjusted to reflect their appropriate values. We do not expect to incur additional expenses related to this restructuring initiative.

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

LIQUIDITY AND CAPITAL RESOURCES

    In 1999, certain wholly owned subsidiaries of QWI provided us with $511,500, which was borrowed on our behalf from subsidiaries' external long-term credit facilities. We used these funds to pay certain Merger expenses and repay $491,600 in outstanding debt incurred under our 1996 credit agreement. Our resulting indebtedness has an interest rate of LIBOR plus 2% per annum, adjusted quarterly. In

2000, the interest rate ranged from 8.07% to 8.75%. The outstanding balance on these notes at December 30, 2000 was $220,000. Payment is not required prior to December 31, 2001.

    Throughout 2000, certain wholly owned subsidiaries of QWI provided us with amounts borrowed under notes payable on demand. These borrowings bear interest at rates based on prime plus 1% per annum. At December 30, 2000, the outstanding balance on these notes was $2,041. Certain wholly owned subsidiaries of QWI also provided us with amounts borrowed under longer term promissory notes. These borrowings bear interest at rates based on LIBOR plus 1.55% per annum, adjusted quarterly, which was approximately 8.35% in 2000. These notes mature between October 2007 and December 2009. The outstanding balance at December 30, 2000 was $72,744.

    During 2000, we utilized amounts borrowed from subsidiaries of QWI to repay $42,425 of 8.375% Senior Subordinated Notes due 2008 and $24,650 of 6.0% Convertible Notes due 2007. The net gains on extinguishment were not material to our consolidated financial statements.

    On August 20, 1999, we entered into a credit agreement with a third party lender with a maximum commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. We did not owe any amounts under this credit agreement at December 30, 2000.

    As part of the Merger expenses discussed above, in 1999 we recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on our behalf and $26,606 was paid in stock of QWI upon consummation of the Merger. In addition, we received $51,299 from Acquisition Inc. to pay certain other Merger expenses. These amounts will not be repaid and are, therefore, included in stockholder's equity in the consolidated balance sheets.

    On June 30, 1997, we entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of our accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. Subsequent to the Merger, this asset securitization program was cancelled. We then entered into a new agreement which was aligned with QWI's existing program and has substantially the same terms and conditions as our previous agreement. This new agreement provides that we sell our accounts receivable with QWI under a combined securitization program. On November 24, 2000, the asset securitization program limit was increased from $408,000 to $510,000. Based on our portion of the accounts receivable sold under the program, our accounts receivable were reduced by $280,000 and $200,000 at December 30, 2000 and December 31, 1999, respectively.

    Fees arising from the securitization transaction of $14,465, $11,456 and $11,888 are included in interest expense and securitization fees in the consolidated statements of operations for the years ended December 30, 2000, December 31, 1999 and December 27, 1998, respectively. These fees vary based on commercial paper rates plus a margin. We maintain an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

    Working capital was $100,364 at December 30, 2000 and $291,068 at December 31, 1999, decreasing $190,704 or 65.5% primarily due to the sale of accounts receivable discussed above, an improvement of the collection of accounts receivable and additional accrued expenses generated from Merger related costs. Cash flow from operations was primarily used to fund working capital requirements and capital expenditures and to repay long-term debt.

    Capital expenditures totaled $112,764 and $140,005 in 2000 and 1999, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment which increased our capacity and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity.

    At December 30, 2000, we had no net operating loss carryforwards from business acquisitions. We had federal tax credits of $4,162 expiring primarily from 2001 to 2002 and state tax credits of $11,886 expiring from 2001 to 2013. In addition, we had alternative minimum tax carryover credits of $36,698 which do not expire and may be applied against regular tax in the future, in the event that the regular tax expense exceeds the alternative minimum tax.

    Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of December 30, 2000, we had no significant concentrations of credit risk.

    In the normal course of business, we are exposed to changes in interest rates. However, we manage this exposure by having a balanced variety of debt maturities as well as a combination of fixed and variable rate obligations. As of December 30, 2000 we were not party to any swap agreements. We do not hold or issue any derivative financial instruments for trading purposes.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, which amended certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. We will adopt SFAS 133 and the corresponding amendments under SFAS 138 in the first quarter of 2001. The adoption of SFAS 133, as amended by SFAS 138, will not have a material effect on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101 did not have a material effect on our consolidated financial statements.

    In September 2000, the Financial Accounting Standards Board issued SFAS
No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are currently assessing the impact of this standard on our consolidated financial statements but we do not expect it to have a material effect.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of the Company on pages F-1 through F-21 hereof and the related schedule thereto set forth on page S-1 hereof are incorporated hereto by reference. The supplementary quarterly data set forth in
Note 18 on page F-21 hereof is incorporated hereto by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS

    The table below sets forth certain information regarding the current executive officers and Directors of the Company as of March 1, 2001.

NAME                                          AGE                           POSITION
----                                        --------                        --------
Marc L. Reisch............................     45      Chairman of the Board of Directors, President and
                                                       Chief Executive Officer

Denis Aubin...............................     41      Vice President, Treasurer

Kenneth Bacon.............................     50      Vice President, Taxes

Paul B. Carousso..........................     31      Vice President, Controller

Marcello A. De Giorgis....................     70      Director

Carl Gauvreau.............................     37      Senior Vice President, Finance

Kevin P. Hayden...........................     37      Vice President, Operations Planning

Marie D. Hlavaty..........................     37      Director and Executive Vice President, General
                                                       Counsel/ Government Affairs and Secretary

Richard T. Lane...........................     44      Executive Vice President, Strategic Development

Heidi J. Nolte............................     43      Senior Vice President, Chief Information Officer

Christian M. Paupe........................     42      Director and Executive Vice President

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

    DENIS AUBIN has held the position of Vice President, Treasurer since joining QWI in July 2000. Prior to joining QWI, Mr. Aubin was Vice President and Treasurer of Cambior Inc. from February 1997 to July 2000, and prior thereto held several positions in Corporate Finance at Credit Lyonnais and Chase Manhattan Bank since 1983. Mr. Aubin is a Canadian citizen.

    KENNETH BACON has been Vice President, Taxes since January 1998. Prior to holding that position, Mr. Bacon held the position of Tax Director for the Company, since joining World Color in June 1996. Prior to joining the Company, Mr. Bacon was a Senior Tax Manager at Coopers & Lybrand LLP.

    PAUL B. CAROUSSO has been Vice President, Controller since December 1998. Prior to holding that position, Mr. Carousso was Vice President, Assistant Controller from July 1998. Mr. Carousso held the position of Assistant Controller of World Color from July 1996 until July 1998 and the position of Manager, Financial Reporting from October 1994 until July 1996. Prior to joining World Color, Mr. Carousso was an auditor with Ernst & Young LLP.

    MARCELLO A. DE GIORGIS has been a director of the Company since October 1999. Mr. De Giorgis is currently the sole proprietor of Berkshire International Business Consulting.

    CARL GAUVREAU has been Senior Vice President, Finance since March 2001. Prior thereto he was Vice President and Corporate Controller of QWI since September 1999. From July 1997 to September 1999, he was Corporate Controller of QWI. From September 1995 to July 1997, he was Assistant to the Corporate Controller of QWI. From September 1991 to September 1995, he was a Senior Manager at KPMG. Mr. Gauvreau is a Canadian citizen.

    KEVIN P. HAYDEN has been Vice President, Operations Planning of the Company since February 1998. Prior thereto, Mr. Hayden was Director, Operations of the Company's Northeast Graphics Inc. subsidiary from November 1997. Prior to holding that position, Mr. Hayden served as Director, Planning since joining the Company in July 1994.

    MARIE D. HLAVATY has been Executive Vice President, General Counsel/Government Affairs and Secretary of the Company since September 2000. Prior to holding that position, Ms. Hlavaty was Vice President, General Counsel and Secretary of the Company since November 1999 and Vice President, Deputy General Counsel and Assistant Secretary of World Color from March 1998.
Ms. Hlavaty held the position of Vice President, Assistant General Counsel of World Color from October 1996 to March 1998 and the position of Assistant General Counsel from August 1995 to October 1996. Prior thereto, Ms. Hlavaty was Associate Counsel since joining the Company in February 1994. Ms. Hlavaty has been a director of the Company since November 2000.

    RICHARD T. LANE has held the position of Executive Vice President, Strategic Development since January 1998. Prior to such time, Mr. Lane held the position of Vice President, Sales, since joining World Color in May 1997. Prior to joining World Color, Mr. Lane was Vice President, Sales for R.R. Donnelley.

    HEIDI J. NOLTE has been Senior Vice President, Chief Information Officer of the Company since July 1997. Prior to holding that position, Ms. Nolte was Vice President, Chief Information Officer since joining the Company in
September 1994. Prior to joining World Color, Ms. Nolte was Senior Director, MIS at U.S. Surgical where she had been employed since 1979.

    CHRISTIAN M. PAUPE has been an officer and director of the Company since August 1999. In April 1999, Mr. Paupe was appointed as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of QWI. Mr. Paupe has also served as Executive Vice President and Chief Financial Officer of QWI since January 1999. Prior thereto, Mr. Paupe held the position of Senior Executive Vice President and Director of Levesque Beaubien Geoffrion Inc. (investment dealer) from 1997 until January 1999. Prior thereto, Mr. Paupe was a Senior Vice President of Southam Inc. (newspaper publisher) from 1995 to 1997. From 1993 to 1995, Mr. Paupe was Vice President, Corporate Finance of Bell Canada International Inc. (cable and telecommunications). Mr. Paupe is a Swiss and Canadian citizen.

DIRECTOR'S FEES

    Each director who is not an employee of the Company receives an annual board retainer of $7,500 as well as $1,000 attendance fee per meeting. Directors who are also employees of the Company receive no remuneration for serving as directors.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth the cash compensation awarded in fiscal years 1998, 1999 and 2000, paid to (i) all individuals serving as a Chief Executive Officer during the last completed fiscal year, (ii) our four most highly paid executive officers other than Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and (iii) one additional individual who would have been covered under (ii) but for the fact that he was not serving as an executive officer at the end of the last fiscal year.

                                                 ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                           --------------------------------      --------------------------
                                                                                  RESTRICTED     NUMBER OF
                                                                                     STOCK        OPTIONS           ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY     BONUS(2)       AWARDS(3)(4)     GRANTED          COMPENSATION
---------------------------                --------   --------   ----------      -------------   ----------      ----------------
Marc L. Reisch ..........................    2000     $600,000   $  321,500(6)    $       --       150,000(7)      $2,941,497(5)
  Chairman of the Board of Directors,        1999      568,270    1,341,000(6)       635,625       675,000(7)       3,655,749(5)
  President and Chief Executive Officer      1998      463,462      500,000        1,361,563       125,000                   --

Kevin P. Hayden .........................    2000     $181,000   $   25,000(6)    $       --            --         $  150,000(5)
  Vice President, Operations and Planning    1999      150,000      125,000(6)       105,938         6,000            100,000(5)
                                             1998      143,269       48,750               --         6,000                   --

Marie D. Hlavaty ........................    2000     $249,376   $       --(6)    $       --            --         $         --
  Executive Vice President, General          1999      239,145      230,000(6)       105,938        10,000          1,029,937(5)
  Counsel/Government Affairs and             1998      159,769       63,000               --        10,000                   --
  Secretary

Richard T. Lane .........................    2000     $285,095   $   83,000(6)            --            --         $  240,000(5)
  Executive Vice President, Strategic        1999      250,000      417,000(6)            --        10,000            160,000(5)
  Development                                1998      248,538       84,375               --        10,000                   --

Heidi J. Nolte ..........................    2000     $245,096   $   37,000(6)            --            --         $  198,000(5)
  Senior Vice President,                     1999      220,079      173,000(6)            --        10,000            132,000(5)
  Chief Information Officer                  1998      200,000       93,000               --        10,000                   --

Michel P. Salbaing(1) ...................    2000     $282,710   $   43,462               --            --         $    120,563
  Senior Vice President, Chief Financial     1999      111,137           --               --            --
  Officer                                    1998           --           --               --            --

------------------------------

(1) Mr. Salbaing commenced employment as of August 1999. Accordingly, compensation shown reflects amounts paid after that date. Mr. Salbaing was employed by the Company until November 2000.

(2) Amounts shown represent cash bonuses paid in the calendar year indicated. In previous filings, 1998 and 1999 bonuses had been presented for Mr. Reisch and Ms. Nolte as EARNED, rather than as paid. Accordingly 1998 and 1999 amounts have been restated for this presentation.

(3) On April 6, 1999, the Company granted Mr. Reisch 30,000 shares of Restricted Stock. In addition, Ms. Hlavaty and Mr. Hayden were both granted 5,000 shares of Restricted Stock. The fair market value of World Color's common stock on such date was $21.19 per share. Under the Company's Restricted Stock Plan, shares vested over a five-year period. Pursuant to the Merger Agreement, the Board of Directors of World Color (or, if appropriate, the committee administering the Restricted Stock Plan) adopted resolutions and took such actions as required to provide that any restrictions imposed pursuant to the Restricted Stock Plan on any shares of common stock of World Color (such shares, "Restricted Stock") would (subject to the consummation of the Offer) lapse and each share of Restricted Stock would be entitled to receive $35.69 per share. All such shares were subsequently tendered into the Offer.

(4) On May 28, 1998, the Company granted Mr. Reisch 25,000 shares of Restricted Stock. The fair market value of the Company's common stock on such date was $30.063 per share. On November 16, 1998, the Company granted Mr. Reisch an additional 20,000 shares of Restricted Stock. The fair market value of the Company's common stock on such date was $30.50 per share. Under the Company's 1998 Restricted Stock Plan, shares vested over a five-year period. Pursuant to the Merger Agreement, the Board of Directors of World Color (or, if appropriate, the committee administering the Restricted Stock Plan) adopted resolutions and took such actions as required to provide that any restrictions imposed pursuant to the Restricted Stock Plan on any Restricted Stock, would (subject to the consummation of the Offer) lapse and each share of Restricted Stock would be entitled to receive $35.69 per share. Any of such shares outstanding at the time of the Offer were tendered into the Offer.

(5) Messrs. Reisch, Hayden, Lane and Ms. Hlavaty and Ms. Nolte received certain amounts provided for under their respective Change in Control/Retention and Severance Agreements in connection with the Change in Control.

(6) In connection with the terms of the Merger, two-thirds of bonuses earned in 1999 by Mr. Reisch, Mr. Hayden, Mr. Lane and Ms. Nolte were paid in 1999. The remaining one-third was paid in 2000. In connection with the Change in Control, the entire amount of the bonus earned by Ms. Hlavaty in 1999 was paid in 1999.

(7) Since the Merger, no options in the Company's Common Stock have been granted by the Company. Options are, however, granted by QWI. In May 2000, Mr. Reisch was granted 150,000 options by QWI to purchase Subordinated Voting Shares of QWI. In 1999 Mr. Reisch was granted 125,000 options to purchase shares of the Company prior to the Merger and 550,000 options to purchase Subordinated Voting Shares of QWI after the Merger. The 125,000 options granted to Mr. Reisch prior to the Merger were cancelled in exchange for cash payment and shares of QWI in accordance with the Merger Agreement described in Footnote 8 below.

(8) Pursuant to the Merger Agreement, the Board of Directors of World Color (or, if appropriate, the committee administering the Stock Option Plans) adopted such resolutions or took such other actions as required to effect the following: adjust the terms of all outstanding employee or director stock options to purchase common shares and any related stock appreciation rights ("Company Stock Options") granted under any stock option or stock purchase plan, program or arrangement of World Color (the "Stock Plans"), to provide that, subject to certain exceptions, at the consummation of the Offer, each Company Stock Option outstanding immediately prior to the consummation of the Offer be cancelled in exchange for (A) a cash payment from the surviving corporation to be made promptly following the consummation of the Offer (subject to any applicable withholding taxes) equal in value to (1) the product of (x) the total number of shares of World Color common stock subject to such Company Stock Option (the "Option Shares"), multiplied by
    (y) $22.00, multiplied by (z) the excess of $35.69 over the exercise price per share of World Color common stock subject to such Company Stock Option, divided by (2) $35.69, and (B) a number of shares of QWI common stock to be issued promptly following the effective time of the Merger equal to (1) the product of (x) the number of Option Shares, multiplied by (y) 0.6311, multiplied by (z) the excess of $35.69 over the exercise price per share of World Color common stock subject to such Company Stock Option, divided by
    (2) $35.69. The calculation of the amounts described in (A) and (B) may also be expressed with the following formulas:

(A) = (Option Shares) x (22.00) x                         ($35.69 - Exercise Price/$35.69)

(B) = (Option Shares) x (.6311) x                         ($35.69 - Exercise Price/$35.69)

     The Stock Plans and any other plan, program or arrangement providing for the issuance or grant of any other interest in respect of the capital stock of World Color or any subsidiary terminated as of the effective time of the Merger.

                             OPTION GRANTS IN 2000
                               INDIVIDUAL GRANTS

                                               PERCENT OF TOTAL     EXERCISE PRICE                GRANT DATE
                                  OPTIONS      OPTIONS GRANTED        PER SHARE      EXPIRATION    PRESENT
              NAME                GRANTED    TO EMPLOYEES IN 2000      ($/SH.)          DATE      VALUE (3)
--------------------------------  --------   --------------------   --------------   ----------   ----------
Marc L. Reisch..................  150,000(1)        36.36%(2)           $22.525        5/18/10    $1,341,768
                                  -------           ------              -------        -------    ----------
Kevin P. Hayden.................       --               --                   --             --            --
Marie D. Hlavaty................       --               --                   --             --            --
Richard T. Lane.................       --               --                   --             --            --
Heidi J. Nolte..................       --               --                   --             --            --
Michel P. Salbaing..............       --               --                   --             --            --

------------------------

(1) Special options in Subordinate Voting Shares of QWI were granted to Mr. Reisch on May 18, 2000. These options will be fully vested after a period of three years following the grant, on the condition that Mr. Reisch remains employed by QWI until May 18, 2003.

(2) Percentage reflects percentage of options granted to employees of QWI and its subsidiaries, taken as a whole.

(3) The fair market value as of the date of grant, May 18, 2000, has been calculated using the Black-Scholes method using assumptions about stock price volatility, dividend yield and future interest rates. The assumptions used in calculating the grant date values are set forth in the following table:

 GRANT DATE    VOLATILITY FACTOR   DIVIDEND YIELD   RISK-FREE INTEREST RATE
------------   -----------------   --------------   -----------------------
May 18, 2000         .230               1.8%                  6.76%

    The assumed expected life of the options was ten years. The fair market value as of the grant date set forth in the table is only a theoretical value and may not accurately determine fair market value. The actual value, if any, that will be realized by each individual will depend on the market price of the Subordinated Voting Shares on the date of exercise/settlement.

COMPENSATION UNDER RETIREMENT PLANS

PENSION PLAN BENEFITS

    The retirement plan of the Company in which the named executive officers, among others, participated during 2000 was named the World Color Press Cash Balance Plan (the "Cash Balance Plan"), and provided for the determination of a participant's accrued benefit on a cash balance formula. Although the Cash Balance Plan was a defined benefit pension plan, each participant was credited with a hypothetical individual account in order to better describe his or her benefit. A participant's cash balance account was credited each month with an amount equal to 4% (on an annualized basis) of the participant's annual base wages plus monthly interest at an annual rate equal to the interest on one-year U.S. Treasury securities. A participant in the Cash Balance Plan becomes fully vested in his/her accrued benefit after the completion of five years of service.

    The Cash Balance Plan and the retirement plan of Quebecor Printing Inc. ("QPI") were merged on December 31, 2000 to create the Quebecor World Pension Plan (the "Pension Plan"). The named executive officers, among others, will participate in this Pension Plan. It provides for the determination of a participant's lump sum accrued benefit based on an accumulation of pension credits multiplied by final average pay. Accumulated pension credits are based on years of service (3% under 5 years of service, 4% from 5-10 years of service, 5% from 10-15 years of service, 6% from 15-20 years of service and 8% over 20 years of service). A participant in the Pension Plan becomes fully vested in his/her accrued benefit after the completion of five years of service.

    Benefits under the Cash Balance Plan and the new Pension Plan are limited to the extent required by provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and the Employee Retirement Income Security Act of 1974, as amended. If payment of actual retirement benefits to certain individuals (including the named executive officers) is limited by such provisions, an amount equal to any reduction in retirement benefits will be paid as a supplemental benefit under an unfunded restoration plan or a Supplemental Executive Retirement Plan, as amended. The following table sets forth the estimated combined annual retirement benefits under the Cash Balance Plan and the Supplemental Executive Retirement Plan as of December 30, 2000 (exclusive of Social Security payments) payable on a straight single life annuity basis to each of Messrs. Reisch, Hayden and Lane and Ms. Hlavaty and Ms. Nolte assuming continued service until age 65 and current compensation levels remain unchanged.

                                 PENSION TABLE

                                                              ESTIMATED ANNUAL
                                                              BENEFITS PAYABLE
NAME                                                          UPON RETIREMENT
----                                                          ----------------
Marc L. Reisch..............................................      $580,117
Kevin P. Hayden.............................................        47,739
Marie D. Hlavaty............................................       113,486
Richard T. Lane.............................................        71,839
Heidi J. Nolte..............................................        76,204

    Mr. Salbaing did not participate in the Cash Balance Plan or the Supplemental Executive Retirement Plan.

AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

    The terms of employment for Mr. Reisch as the President and Chief Executive Officer of Quebecor World North America contemplate that he will be paid an annual salary of $675,000 to be reviewed annually; he will participate in the Quebecor World Inc. short-term incentive plan and newly established long-term incentive plan; he will be entitled to receive stock option grants under the Quebecor World Inc. Executive Stock Option Plan; and he will receive all benefits to which other senior executives of Quebecor
World Inc. are entitled to receive. Mr. Reisch's compensation is determined by the Compensation Committee of QWI. Mr. Reisch has received certain retention bonuses and non-competition payments and is also entitled to receive severance benefits in case of termination of employment pursuant to his employment arrangement with QWI and that certain Retention and Severance Agreement entered into between Mr. Reisch and the Company in August 1999 (the "Retention and Severance Agreement"). Under this agreement, Mr. Reisch received a full gross-up for all excise taxes and related costs in connection with any payments deemed "excess parachute payments."

    The Retention and Severance Agreement and condition of the special one-time option grants by Quebecor World Inc. to Mr. Reisch include non-competition/non-solicitation covenants restricting Mr. Reisch's ability to own, manage, operate, join, control or participate in the ownership, management, operation or control of any "competing business," with certain exceptions, or to solicit customers or employees. Such restrictions are to be effective during Mr. Reisch's employment and for a period of up to 18 months after termination of his employment.

    Pursuant to their respective Retention and Severance Agreements executed in connection with the Change in Control, each of Ms. Nolte and Ms. Hlavaty and each of Messrs. Carousso, Hayden and Lane received certain retention bonuses and non-competition payments and accordingly, are subject to non-competition/non-solicitation covenants, which provide that for one year from the earlier of August 20, 2000 or the date of termination of employment, the respective employee shall not directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of any "competing business," with certain exceptions, or solicit customers or employees. Mr. Carousso and Ms. Hlavaty are still eligible to receive certain severance benefits under these agreements in the event of their termination without cause or by the individual for good reason (as each term is defined in the respective agreements) on or prior to August 20, 2001. Under these agreements, the named employees received a full gross-up for all excise taxes and related costs in connection with any payments deemed "excess parachute payments."

CASH LONG-TERM INCENTIVE PLAN

    In December 2000, QWI introduced, to be effective as of January 1, 2001, a long-term incentive plan for the benefit of its key North American, European and Latin American senior executives. This plan was designated as the Cash Long-Term Incentive Plan (the "CLTI Plan").

    Payouts under the CLTI Plan are based on QWI's performance, which performance will be evaluated against predetermined objectives at the end of three-year incentive cycles. Therefore, should QWI achieve its predetermined objectives for any given three-year incentive cycle, the participants in the CLTI Plan will be awarded a cash payout equal to a predetermined percentage of his/her base salary.

    Every year, the Compensation Committee of QWI will determine which senior executives will be eligible to participate in the CLTI Plan. It will also determine the conditions of such participation for each eligible executive as well as QWI's objectives for the relevant three-year incentive cycle.

    The main objectives of the CLTI Plan are to promote the achievement of three-year financial targets and to retain and reward selected senior executives.

    For the first three-year incentive cycle starting January 1, 2001 and ending December 31, 2003, certain named executive officers have been selected by the Compensation Committee of QWI to participate in the CLTI Plan. Accordingly, they will receive cash payouts on December 31, 2003 if QWI achieves its predetermined objectives for the three years ending December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of the Common Stock of Quebecor World (USA) Inc. as of March 1, 2001, including beneficial ownership by (i) each stockholder of the Company who owns more than 5% of the outstanding shares of Quebecor World (USA) Inc. Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company, (iv) the Company's four highest paid executive officers (exclusive of the Chief Executive Officer) and (v) all directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares of Quebecor World (USA) Inc. Common Stock shown as beneficially owned by them.

                                                               NUMBER OF     PERCENTAGE OF
                                                               SHARES OF      OUTSTANDING
                                                              COMMON STOCK   SHARES OF THE
NAME                                                            OWNED(1)     COMMON STOCK
----                                                          ------------   -------------
Quebecor Printing (USA) Holdings Inc. (2)...................       10             100%
Marcello A. De Giorgis......................................        0               0%
Christian M. Paupe..........................................        0               0%
Marc L. Reisch..............................................        0               0%
Kevin P. Hayden.............................................        0               0%
Marie D. Hlavaty............................................        0               0%
Richard T. Lane.............................................        0               0%
Heidi J. Nolte..............................................        0               0%
All directors and executive officers as a group.............        0               0%

------------------------

(1) For purposes of this table, "beneficial ownership" includes any shares that a person has the right to acquire within 60 days of March 1, 2001. For purposes of computing the percentage of outstanding shares of Quebecor World
    (USA) Inc. Common Stock held by each person or group of persons named above on a given date, any security which this person(s) has the right to acquire within 60 days after March 1, 2001 is deemed to be outstanding for purposes of computing the percentage ownership of this person, but is not deemed to be outstanding in computing the percentage ownership of any other person.

(2) Quebecor World Inc. indirectly owns all of the issued and outstanding shares of its subsidiary, Quebecor Printing (USA) Holdings Inc. The address for Quebecor Printing (USA) Holdings Inc. is 300 Delaware Ave., Suite 900, Wilmington, DE 19801.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In 1999, certain wholly owned subsidiaries of QWI provided us with $511.5 million, which was borrowed on our behalf from subsidiaries' external long-term credit facilities. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 8.07% to 8.75% in 2000. In 2000, we incurred $34.7 million of interest expense. The outstanding balance on these notes at December 30, 2000 was $220.0 million. Payment is not required prior to December 31, 2001.

    Throughout 2000, certain wholly owned subsidiaries of QWI provided us with amounts borrowed under notes payable on demand. These borrowings bear interest at rates based on prime plus 1% per annum. At December 30, 2000, the outstanding balance on these notes was $2.0 million. Certain wholly owned subsidiaries of QWI also provided us with amounts borrowed under longer term promissory notes. These borrowings bear interest at rates based on LIBOR plus 1.55% per annum, adjusted quarterly, which was approximately 8.35% in 2000. These notes mature between October 2007 and December 2009. The outstanding balance at December 30, 2000 was $72.7 million. Interest expense incurred on the demand and promissory notes for 2000 was $4.4 million.

    We had net amounts payable to a wholly owned subsidiary of QWI of $7.2 million and $5.1 million at December 30, 2000 and December 31, 1999, respectively, for the purchase of raw materials. We had transactions in the normal course of business with QWI and affiliated companies that resulted in a net payable of $57.3 million.

    During 2000, we sold fixed assets for approximately $14.5 million to certain subsidiaries of QWI. No gain or loss was recognized on these transactions.

    We incurred fees of $4.9 million in 2000 for corporate administrative services provided by QWI.

    As part of our expenses incurred in 1999 related to the Merger, we recognized a non-cash charge of $67.5 million for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40.9 million was paid directly by Acquisition Inc. to the option holders on our behalf and $26.6 million was paid in stock of QWI upon consummation of the Merger. In addition, Acquisition Inc. contributed
$51.3 million to us to pay certain other Merger expenses. These amounts will not be repaid and are, therefore, included in stockholder's equity in the consolidated balance sheet at December 30, 2000.

    In 1999, we sold land for $4.0 million to a wholly owned subsidiary of QWI. We subsequently entered into a lease agreement for the land with this subsidiary for a lease term through 2004.

    We believe that any past or present transactions with our affiliates have been at prices and on terms no less favorable to us than transactions with independent third parties. We may enter into transactions with our affiliates in the future. However, we intend to enter into such transactions only at prices and on terms no less favorable to us than transactions with independent third parties. In addition, our debt instruments generally prohibit us from entering into any such affiliate transaction on other than arm's length terms.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:

        (i) Consolidated Financial Statements--See accompanying Index to Consolidated Financial Statements and Financial Statement Schedule on page 28

        (ii) Financial Statement Schedule:

           Schedule II, Valuation and Qualifying Accounts, as set forth on page S-1 of this report.
          All other schedules have been omitted because they are inapplicable or are not required or the information is included elsewhere in the financial statements or notes thereto.

        (iii) Exhibits:

EXHIBIT
NUMBER                                          DESCRIPTION
---------------------                           -----------
          3.1           Certificate of Merger of Printing Acquisition Inc. into
                        World Color Press, Inc. incorporated by reference to
                        Exhibit 3.1 to World Color's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1999.
          3.2           By-Laws of Quebecor World (USA) Inc. incorporated by
                        reference to Exhibit 3.2 to World Color's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999.
          4.1           Indenture (the "Convert Indenture") between World Color
                        Press, Inc. and State Street Bank and Trust Company, as
                        trustee, relating to World Color's 6% Convertible Senior
                        Subordinated Notes due 2007 (the "Converts"), incorporated by reference to Exhibit 4.1 to World Color's Quarterly
                        Report on Form 10-Q for the quarterly period ended
                        September 28, 1997.
          4.2           Specimen of Converts (included in the Convert Indenture,
                        incorporated by reference as Exhibit 4.1).
          4.3           First Supplemental Indenture to the Convert Indenture, dated as of August 10, 1999 incorporated by reference to
                        Exhibit 4.3 to World Color's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1999.
          4.4           Second Supplemental Indenture to the Convert Indenture,
                        dated as of October 8, 1999 incorporated by reference to
                        Exhibit 4.4 to World Color's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1999.
          4.5           Third Supplemental Indenture to the Convert Indenture, dated as of November 23, 1999 incorporated by reference to
                        Exhibit 4.5 to World Color's Annual Report on Form10-K for
                        the fiscal year ended December 31, 1999.
          4.6           Indenture between World Color Press, Inc. and The Bank of
                        New York, as trustee, relating to World Color's 8 3/8%
                        Senior Subordinated Notes due 2008, incorporated by
                        reference to Exhibit 4.1 to World Color's Registration
                        Statement on Form S-4 (No. 333-74087) under the Securities
                        Act of 1933, as amended (the "World Color Debt S-4").
          4.7           Specimen of World Color's 8 3/8% Senior Subordinated Notes
                        due 2008 (included in the Indenture incorporated by
                        reference as Exhibit 4.6 hereto).
          4.8           Indenture between World Color Press, Inc. and The Bank of
                        New York, as trustee, relating to World Color's 7 3/4%
                        Senior Subordinated Notes due 2009, incorporated by
                        reference to Exhibit 4.3 to the World Color Debt S-4.
          4.9           Specimen of World Color's 7 3/4% Senior Subordinated Notes
                        due 2009 (included in the Indenture incorporated by
                        reference as Exhibit 4.8 hereto).
         10.1           Receivables Purchase Agreement dated as of September 24,
                        1999 among Sellers Parties thereto and Quebecor World
                        Finance Inc. incorporated by reference to Exhibit 10.1 to
                        World Color's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

EXHIBIT
NUMBER                                          DESCRIPTION
---------------------                           -----------
         10.2           Letter Amendment dated December 22, 1999 to Receivables
                        Purchase Agreement among Quebecor World (USA) Inc., Quebecor
                        World Finance Inc., and the Sellers party to the Receivables
                        Purchase Agreement dated September 24, 1999 incorporated by reference to Exhibit 10.2 to World Color's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999.
         10.3           Amended and Restated Receivables Sale Agreement dated as of
                        December 22, 1999 among Quebecor World Finance Inc., as
                        Seller, Quebecor Printing (USA) Holdings Inc., as the
                        Initial Collection Agent, ABN AMRO Bank N.V., as the Agent
                        and a Purchaser Agent, Amsterdam Funding Corporation, as a
                        Conduit Purchaser, the other conduit purchasers from time to time party thereto, the other purchase agents from time to time party thereto and related bank purchasers from time to time party thereto incorporated by reference to
                        Exhibit 10.3 to World Color's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1999.
         10.4           Acknowledgement of Termination of Purchased Interest and
                        Direction for Payment for Reduction in Purchased Interest
                        dated December 22, 1999 between World Color Finance Inc.
                        and ABN AMRO Bank N.V. incorporated by reference to
                        Exhibit 10.4 to World Color's Annual Report on Form 10-K for
                        the fiscal year ended December 31, 1999.
         10.5           Retention and Severance Agreement, dated as of August 16,
                        1999, between World Color Press, Inc. and Marc L. Reisch,
                        incorporated by reference to Exhibit 10.2 to the World Color
                        Quarterly Report on Form 10-Q for the quarterly period ended
                        September 26, 1999.
         10.6           Form of Retention and Severance Agreement, dated as of
                        August 16, 1999, by and between World Color Press, Inc. and each of Paul B. Carousso and Marie D. Hlavaty, incorporated by reference to Exhibit 10.8 to the Quebecor World
                        (USA) Inc. Annual Report on Form 10-K for the year ended
                        December 31, 1999.
         10.7           Form of Retention and Severance Agreement, dated as of
                        August 16, 1999, by and between World Color Press, Inc. and each of Heidi J. Nolte, Richard T. Lane and Kevin P. Hayden, incorporated by reference to Exhibit 10.9 to the Quebecor
                        World (USA) Inc. Annual Report on Form 10-K for the year
                        ended December 31, 1999.
         10.9           Third Amendment to the World Color Press, Inc. Supplemental
                        Executive Retirement Plan, incorporated by reference to
                        Exhibit 10.18 to World Color's Annual Report on Form 10-K
                        for the fiscal year ended December 25, 1994.
        10.10           Agreement Plan of Merger dated as of July 12, 1999 by and
                        among Quebecor Printing Inc., Printing Acquisition Inc. and
                        World Color Press, Inc., incorporated by reference to
                        Exhibit 1 to the Form 14D-9.
        10.11           Promissory Note dated December 1, 1999, made by and among
                        Quebecor World (USA) Inc., Quebecor Printing (USA)
                        Holdings Inc. and Bank of America, N.A. incorporated by
                        reference to Exhibit 10.13 to World Color's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1999.
        10.12           Promissory Note dated August 20, 1999 made by and between
                        World Color Press, Inc. and Quebecor Printing (USA)
                        Holdings Inc. incorporated by reference to Exhibit 10.14 to
                        World Color's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
        10.13           Promissory Note dated August 20, 1999 made by and between
                        World Color Press, Inc. and Quebecor Printing Delaware LLC
                        incorporated by reference to Exhibit 10.15 to World Color's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1999.
         21.0           Subsidiaries of registrant.
         23.1           Independent Auditors' Consent.

    (b) Reports on Form 8-K

        NONE

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QUEBECOR WORLD (USA) INC.
                                             (Registrant)

Date: March 28, 2001                         By:  /s/ CARL GAUVREAU
                                                  ------------------------------------------
                                                  Carl Gauvreau
                                                  Senior Vice President, Finance

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2001.

                     SIGNATURES                                    TITLES
                     ----------                                    ------
                 /s/ MARC L. REISCH                    Chairman of the Board of
     -------------------------------------------         Directors, President and
                   Marc L. Reisch                        Chief Executive Officer

                  /s/ CARL GAUVREAU                    Senior Vice President, Finance
     -------------------------------------------         (Principal Financial
                    Carl Gauvreau                        Officer)

                /s/ PAUL B. CAROUSSO                   Vice President, Controller
     -------------------------------------------         (Principal Accounting
                  Paul B. Carousso                       Officer)

                /s/ MARIE D. HLAVATY                   Executive Vice President,
     -------------------------------------------         General Counsel/Government
                  Marie D. Hlavaty                       Affairs and Secretary,
                                                         Director

                                                       Director
     -------------------------------------------
               Marcello A. De Giorgis

               /s/ CHRISTIAN M. PAUPE                  Director
     -------------------------------------------
                 Christian M. Paupe

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                    PAGE
                                                                    ----
FINANCIAL STATEMENTS

    Independent Auditors' Report............................               F-1

    Balance Sheets as of December 30, 2000 and December 31,
      1999..................................................               F-2

    Statements of Operations for the Years Ended December
      30, 2000,
      December 31, 1999 and December 27, 1998...............               F-3

    Statements of Stockholder's Equity for the Years ended
      December 30, 2000,
      December 31, 1999 and December 27, 1998...............               F-4

    Statements of Cash Flows for the Years ended December
      30, 2000,
      December 31, 1999 and December 27, 1998...............               F-5

    Notes to Financial Statements...........................         F-6--F-21

FINANCIAL STATEMENT SCHEDULE

    Schedule II--Valuation and Qualifying Accounts..........               S-1

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Quebecor World (USA) Inc.:

    We have audited the accompanying consolidated balance sheets of Quebecor World (USA) Inc. and subsidiaries as of December 30, 2000 and December 31, 1999, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Quebecor World (USA) Inc. and subsidiaries at December 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2 to the consolidated financial statements, in 1999 Quebecor World (USA) Inc. changed its method of accounting for deferred start-up costs to conform with Statement of Position 98-5.

DELOITTE & TOUCHE LLP

New York, New York
January 22, 2001

                           QUEBECOR WORLD (USA) INC.

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 2000 AND DECEMBER 31, 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  118,004   $   47,383
  Accounts receivable--net of allowances for doubtful
    accounts of $12,653 and $13,844, respectively...........     150,602      270,399
  Inventories...............................................     208,642      230,716
  Deferred income taxes.....................................      52,082       47,990
  Other.....................................................      21,313       40,226
                                                              ----------   ----------
    Total current assets....................................     550,643      636,714

Property, plant and equipment--net..........................     728,653      877,998
Goodwill--net...............................................     767,882      793,011
Other.......................................................      70,292       68,398
                                                              ----------   ----------
TOTAL ASSETS................................................  $2,117,470   $2,376,121
                                                              ==========   ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................  $  212,158   $  194,212
  Accrued expenses..........................................     163,427      137,964
  Payables to related parties--net..........................      66,047        7,380
  Current maturities of long-term debt......................       8,647        6,090
                                                              ----------   ----------
    Total current liabilities...............................     450,279      345,646

Long-term debt..............................................     992,832    1,285,106
Deferred income taxes.......................................      28,840       62,687
Other long-term liabilities.................................     137,592      133,357
                                                              ----------   ----------
    Total liabilities.......................................   1,609,543    1,826,796
                                                              ----------   ----------
Stockholder's equity:
  Common stock, $1.00 par value--authorized, 3,000 shares in
    2000 and 1999; shares outstanding, 10 in 2000 and
    1999....................................................          --           --
  Additional paid-in capital................................     701,893      701,893
  Capital contribution from Printing Acquisition Inc........     118,773      118,773
  Accumulated deficit.......................................    (312,739)    (271,341)
                                                              ----------   ----------
    Total stockholder's equity..............................     507,927      549,325
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..................  $2,117,470   $2,376,121
                                                              ==========   ==========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Net sales................................................  $2,653,421   $2,552,895   $2,356,885

Cost of sales............................................   2,342,802    2,223,424    1,927,790
                                                           ----------   ----------   ----------

Gross profit.............................................     310,619      329,471      429,095

Selling, general and administrative expenses.............     245,426      406,730      214,862

Restructuring and other special charges..................          --       74,807           --
                                                           ----------   ----------   ----------

Operating income (loss)..................................      65,193     (152,066)     214,233

Interest expense and securitization fees.................     111,478      103,866       88,589
                                                           ----------   ----------   ----------

Income (loss) before income taxes, extraordinary items
  and cumulative effect of change in accounting
  principle..............................................     (46,285)    (255,932)     125,644

Income tax provision (benefit)...........................      (4,887)     (56,406)      52,054
                                                           ----------   ----------   ----------

Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle...............     (41,398)    (199,526)      73,590

Extraordinary items, net of tax..........................          --      (11,992)          --

Cumulative effect of change in accounting principle, net
  of tax.................................................          --      (10,513)          --
                                                           ----------   ----------   ----------

Net income (loss)........................................  $  (41,398)  $ (222,031)  $   73,590
                                                           ==========   ==========   ==========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                                                                      UNAMORTIZED
                                                 ADDITIONAL                                            RESTRICTED
                                       COMMON     PAID-IN       CAPITAL      ACCUMULATED   TREASURY      STOCK
                                       STOCK      CAPITAL     CONTRIBUTION     DEFICIT      STOCK     COMPENSATION
                                      --------   ----------   ------------   -----------   --------   ------------
BALANCE DECEMBER 28, 1997...........   $ 384      $711,292      $     --      $(111,907)   $     --     $    --
                                       -----      --------      --------      ---------    --------     -------
Net income..........................      --            --            --         73,590          --          --
Common stock issued.................       1         6,544            --        (10,993)     14,371          --
Common stock repurchased............      --            --            --             --     (14,984)         --
Restricted stock issued.............       1         4,077            --             --          --      (4,078)
Amortization of restricted stock....      --            --            --             --          --         349
                                       -----      --------      --------      ---------    --------     -------

BALANCE DECEMBER 27, 1998...........     386       721,913            --        (49,310)       (613)     (3,729)
                                       -----      --------      --------      ---------    --------     -------
Net loss............................      --            --            --       (222,031)         --          --
Common stock issued.................       5         6,469            --             --          --          --
Common stock repurchased............      --            --            --             --     (30,558)         --
Restricted stock issued.............       2         4,289            --             --          --      (4,291)
Amortization of restricted stock....      --            --            --             --          --       8,020
Capital contribution from Printing
  Acquisition Inc...................      --            --       118,773             --          --          --
Merger with Printing Acquisition
  Inc...............................    (393)      (30,778)           --             --      31,171          --
                                       -----      --------      --------      ---------    --------     -------

BALANCE DECEMBER 31, 1999...........      --       701,893       118,773       (271,341)         --          --
                                       -----      --------      --------      ---------    --------     -------
Net loss............................      --            --            --        (41,398)         --          --
                                       -----      --------      --------      ---------    --------     -------

BALANCE DECEMBER 30, 2000...........   $  --      $701,893      $118,773      $(312,739)   $     --     $    --
                                       =====      ========      ========      =========    ========     =======

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                                 (IN THOUSANDS)

                                                              2000         1999         1998
                                                            ---------   -----------   ---------
OPERATING ACTIVITIES:
  Net income (loss).......................................  $ (41,398)  $  (222,031)  $  73,590
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization.........................    144,607       155,766     140,725
    Settlement of stock options...........................         --        67,474          --
    Amortization of restricted stock......................         --         8,020         349
    Restructuring and other special charges...............         --        74,807          --
    Writedown and write off of fixed assets...............    124,008        40,011          --
    Extraordinary items, net of tax.......................         --        11,992          --
    Cumulative effect of change in accounting principle,
      net of tax..........................................         --        10,513          --
    Deferred income tax (benefit) provision...............    (37,939)      (48,036)     17,897
    Changes in operating assets and liabilities:
      Proceeds from sale of accounts receivable...........     80,000            --          --
      Other changes in accounts receivable--net...........     39,797       (14,096)    (16,031)
      Inventories.........................................     22,074        54,920     (58,029)
      Accounts payable, accrued expenses and net payables
        to related parties................................    102,076       (43,148)    (26,700)
      Other assets and liabilities--net...................     14,279        21,974    (119,916)
                                                            ---------   -----------   ---------
        Net cash provided by operating activities.........    447,504       118,166      11,885
                                                            ---------   -----------   ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............   (112,764)     (140,005)   (184,004)
  Proceeds from sale and leaseback of equipment...........         --            --      88,471
  Proceeds from sale of property, plant and equipment.....     25,598        14,751       9,533
  Acquisitions of businesses, net of cash acquired........         --      (120,693)   (190,095)
                                                            ---------   -----------   ---------
        Net cash used in investing activities.............    (87,166)     (245,947)   (276,095)
                                                            ---------   -----------   ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings................................     74,948       992,900     451,553
  Payments on long-term debt..............................   (364,665)   (1,038,043)    (20,026)
  Capital contribution from Printing Acquisition Inc......         --        51,299          --
  Premium paid on debt extinguishment.....................         --        (6,840)         --
  Proceeds from issuance of common stock..................         --         6,474       6,545
  Repurchases of common stock--net........................         --       (30,558)    (11,606)
                                                            ---------   -----------   ---------
        Net cash (used in) provided by financing
          activities......................................   (289,717)      (24,768)    426,466
                                                            ---------   -----------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........     70,621      (152,549)    162,256
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............     47,383       199,932      37,676
                                                            ---------   -----------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR....................  $ 118,004   $    47,383   $ 199,932
                                                            =========   ===========   =========

                See notes to consolidated financial statements.

                           QUEBECOR WORLD (USA) INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. ORGANIZATION

    Quebecor World (USA) Inc., formerly known as World Color Press, Inc. (along with its subsidiaries the "Company" or "World"), specializes in the production and distribution of data for customers in the commercial, magazine, catalog, direct mail, book and directory markets.

    On July 12, 1999, the Company entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc., "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc. ("Acquisition Inc."), which provided for the acquisition of the Company (the "Merger"). On July 16, 1999, QWI, through Acquisition Inc., commenced a tender offer to acquire up to 23,500,000 shares of the Company's common stock at a price of $35.69 per share. On August 20, 1999, QWI acquired, through Acquisition Inc., 19,179,495, or approximately 50.4%, of the Company's outstanding shares.

    On October 8, 1999, the Company and Acquisition Inc. completed the Merger following receipt of approval from the Company's stockholders. As a result, the Company became an indirect wholly owned subsidiary of QWI and at that time was renamed Quebecor World (USA) Inc. The remaining outstanding shares of World's common stock (other than shares purchased by QWI in the tender offer) were converted into the right to receive 1.2685 subordinate voting shares of QWI and $8.18 in cash per share. In addition, each 6% Convertible Senior Subordinated Note due 2007, outstanding at the Merger, became convertible into the number of QWI subordinate voting shares and cash that would have been received had the convertible note been converted immediately prior to October 8, 1999.

    In connection with the Merger, all of the Company's then outstanding common stock, treasury stock and additional paid-in capital was recapitalized into 10 common shares, par value $1.00 per share. All shares are held by a wholly owned subsidiary of QWI. Under the Company's new capital structure, 3,000 common shares, par value $1.00, were authorized. No preferred shares were authorized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Quebecor World (USA) Inc. and its subsidiaries. Intercompany transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--Cash equivalents consist of highly liquid instruments with original maturities of three months or less.

    ACCOUNTING PERIOD--In 2000, the Company's fiscal year was the 52-week period ending on the last Saturday in December. In 1999, the Company changed its fiscal year end from the last Sunday in December to December 31, 1999 to conform to QWI's fiscal year end. This change resulted in a 369-day period rather than the 52-week period under the previous policy. The change in fiscal year did not have a material effect on the Company's results of operations. The Company's fiscal year in 1998 was the 52-week period ending on the last Sunday in December.

    CONSOLIDATED STATEMENTS OF CASH FLOWS--During 2000, 1999 and 1998, the Company borrowed and repaid $4,387,546, $1,860,706 and $599,100, respectively, pursuant to the terms of credit agreements. See also Note 9. Such amounts have been reflected as net in the consolidated statements of cash flows because of the short-term nature of the borrowings.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Cash paid for interest by the Company during the years 2000, 1999 and 1998 was $111,157, $101,141 and $82,392, respectively, net of capitalized interest of $1,337, $1,919 and $2,374, respectively. Cash paid for taxes during the years 2000, 1999 and 1998 was $8,630, $19,162 and $35,145, respectively.

    REVENUE RECOGNITION--Substantially all of the Company's sales are produced to customer specifications. In accordance with trade practice, revenue is recognized by the Company on the basis of production and service activity at the pro rata billing value of work completed pursuant to customer agreement.

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

    GOODWILL--Goodwill is amortized using the straight-line method primarily over 35 years. Amortization of goodwill for the years 2000, 1999 and 1998 was $25,129, $24,093 and $20,008, respectively, and is included in selling, general and administrative expenses. Accumulated amortization of goodwill was $120,458 and $95,329 as of year end 2000 and 1999, respectively.

    USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INTEREST RATE SWAP AGREEMENTS--The Company enters into interest rate swap agreements from time to time to reduce exposures to market risks resulting from fluctuations in interest rates. The Company does not hold or issue any derivative financial instruments for trading purposes. The Company did not have any interest rate swap agreements outstanding at December 30, 2000.

    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS--In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted this SOP in the first quarter of fiscal year 1999, which resulted in a charge of $10,513, net of taxes of $7,305, as the cumulative effect of a change in accounting principle for the non-recurring write-off of deferred start-up costs. The adoption of this SOP did not have a material effect on operating income on a continuing basis.

    RECENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, which amended certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The Company will adopt SFAS 133 and the corresponding amendments under SFAS 138 in the first quarter of 2001. The adoption of SFAS 133, as amended by SFAS 138, will not have a material effect on the Company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB 101 did not have a material effect on the Company's consolidated financial statements.

    In September 2000, the Financial Accounting Standards Board issued SFAS
No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is currently assessing the impact of this standard on the consolidated financial statements but does not expect it to have a material effect.

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

4. MERGER RELATED COSTS

    In connection with the Merger, the Company developed an integration strategy for the combined entities that requires the redeployment and/or disposal of assets and the shutdown or relocation of certain of the Company's plant locations and sales offices. This revised strategic initiative resulted in 1999 charges of $144,544. These charges were primarily composed of $40,011 for the writedown of fixed assets to reflect fair market value, $32,303 for severance and related costs to shut down certain plant locations and sales offices, $19,672 for the disposal and other related costs of inventories and $34,100 to reflect other operational changes in the business as a result of the Merger. During 2000, the Company incurred $28,637 of severance and related costs to shut down certain plant locations as a result of the continuing execution of the integration strategy.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. MERGER RELATED COSTS (CONTINUED)
    During 2000, the Company paid approximately $22,500 related to these charges. The Company anticipates remaining payments for these charges to be approximately $26,500.

    The Company also incurred non-cash charges of $124,008 and $21,729 in 2000 to adjust the carrying value of fixed assets and other assets and liabilities, respectively, in order to reflect the operational changes in the business resulting from the continued implementation of the Merger integration strategy.

    The Company anticipates incurring additional charges of approximately $31,000 over the next year primarily related to equipment relocation costs as contemplated in the Merger integration strategy.

    The Company incurred $169,301 of non-recurring Merger related costs in 1999. These costs included: the cancellation and settlement by Acquisition Inc. of all vested and unvested options, bonuses, severance, legal and attorney fees, and other fees specifically related to the Merger. In addition, the Company's outstanding restricted stock became fully vested in connection with the Merger. The Merger related expenses are included in selling, general and administrative expenses in the Company's 1999 consolidated statement of operations. The majority of these expenses were paid in 1999.

5. INVENTORIES

    Inventories are summarized as follows:

                                                            2000       1999
                                                          --------   --------
Work-in-process.........................................  $127,654   $135,543
Raw materials...........................................    80,988     95,173
                                                          --------   --------
Total...................................................  $208,642   $230,716
                                                          ========   ========

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is as follows:

                                                          2000         1999
                                                       ----------   ----------
Land.................................................  $   28,241   $   17,922
Buildings and leasehold improvements.................     250,049      310,227
Machinery and equipment..............................   1,347,582    1,379,859
                                                       ----------   ----------
                                                        1,625,872    1,708,008
Accumulated depreciation and amortization............     897,219      830,010
                                                       ----------   ----------
Total................................................  $  728,653   $  877,998
                                                       ==========   ==========

    Depreciation expense related to property, plant and equipment was $119,011, $131,206 and $120,250 for the years 2000, 1999 and 1998, respectively.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  ACCRUED EXPENSES

    Accrued expenses are as follows:

                                                            2000       1999
                                                          --------   --------
Compensation............................................  $ 50,481   $ 42,155
Employee health and welfare benefits....................    12,755     11,093
Deferred revenue........................................    12,240     12,918
Interest................................................    14,800     16,080
Other...................................................    73,151     55,718
                                                          --------   --------
Total...................................................  $163,427   $137,964
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

    The Company has closed the affected facilities and sales offices and terminated related employees. Fixed assets have been adjusted to reflect their appropriate values. Cash payments related to these charges in 2000 were not material. The remaining costs, primarily lease payments, will extend through 2008. The Company does not expect to incur additional expenses related to this restructuring initiative.

9. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                          2000         1999
                                                       ----------   ----------
7.75% Senior Subordinated Notes......................  $  300,000   $  300,000
8.375% Senior Subordinated Notes.....................     257,575      300,000
Convertible Senior Subordinated Notes................     119,529      144,179
Notes borrowed on the Company's behalf...............     294,785      511,500
Notes payable, average of 9.12% due 2004--2005.......      22,151       26,160
Other debt, average of 7.11% due 2001--2007..........       7,439        9,357
                                                       ----------   ----------
Total................................................   1,001,479    1,291,196
Less current maturities..............................       8,647        6,090
                                                       ----------   ----------
Non current portion..................................  $  992,832   $1,285,106
                                                       ==========   ==========

    7.75% SENIOR SUBORDINATED NOTES--On February 22, 1999, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $294,000. Interest on the notes is payable semi-annually at the annual rate of 7.75%. The notes do not have

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
required principal payments prior to maturity on February 15, 2009. The net proceeds from the notes issuance were utilized to repay certain indebtedness under the Credit Agreement, as defined below.

    The fair value of the notes was approximately $285,000 and $287,000 at December 30, 2000 and December 31, 1999, respectively, based on quoted market prices.

    8.375% SENIOR SUBORDINATED NOTES--On November 20, 1998, the Company issued Senior Subordinated Notes in the aggregate principal amount of $300,000, receiving net proceeds of approximately $291,700. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.375%. The notes do not have required principal payments prior to maturity on November 15, 2008. The Company utilized the net proceeds from the issuance of these notes to repay revolving loan commitments incurred under the Credit Agreement and to redeem all of its outstanding 9.125% Senior Subordinated Notes. During 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $42,425 of the 8.375% Senior Subordinated Notes. The net gains on extinguishment of the notes were not material to the Company's consolidated financial statements.

    The fair value of the notes was approximately $254,000 and $299,000 at December 30, 2000 and December 31, 1999, respectively, based on quoted market prices.

    CONVERTIBLE SENIOR SUBORDINATED NOTES--On October 8, 1997, the Company issued $151,800 aggregate principal amount of Convertible Senior Subordinated Notes (the "Convertible Notes"), receiving net proceeds of approximately $147,900. Interest on the Convertible Notes is payable semi-annually at the annual rate of 6.00%. The Convertible Notes have no required principal payments prior to maturity on October 1, 2007. The Convertible Notes are convertible at the option of the holder at any time and at the option of the Company, at specified prices. As discussed in Note 1, on October 8, 1999, each 6% Convertible Note due 2007 became convertible into the number of QWI subordinate voting shares and cash that would have been received had the Convertible Note been converted immediately prior to October 8, 1999.

    During 2000, amounts borrowed from certain subsidiaries of QWI were utilized to repay $24,650 of the Convertible Notes. The net gains on extinguishment of the notes were not material to the Company's consolidated financial statements. The Company does not intend to exercise its option to redeem the Convertible Notes in 2001, therefore the Convertible Notes are classified as long-term in the consolidated balance sheet.

    The fair value of the Convertible Notes was approximately $125,000 and $146,000 at December 30, 2000 and December 31, 1999, respectively, based on quoted market prices.

    9.125% SENIOR SUBORDINATED NOTES--On May 10, 1993, the Company issued Senior Subordinated Notes in the aggregate principal amount of $150,000. Interest on the Senior Subordinated Notes was payable semi-annually at the annual rate of 9.125%. The notes did not have required principal payments prior to maturity on March 15, 2003.

    On December 28, 1998, the Company used proceeds from its November 1998 debt issuance to redeem all of its outstanding 9.125% Senior Subordinated Notes due 2003 in an aggregate principal amount of $150,000. The notes were redeemed for approximately $160,800, including the redemption premium of $6,840 and accrued interest. This early extinguishment of debt generated an extraordinary

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
charge of $5,946, net of taxes of $4,132, for the redemption premium and write-off of deferred financing costs.

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

    On August 20, 1999, the Company entered into a credit agreement with a third party lender with a maximum total commitment of $100,000. Interest is payable at a variable floating rate based on LIBOR or prime rate. At December 30, 2000, the Company did not owe any amounts under this agreement.

    NOTES BORROWED ON THE COMPANY'S BEHALF--In 1999, certain wholly owned subsidiaries of QWI provided the Company with $511,500, which was borrowed on the Company's behalf from subsidiaries' external long-term credit facilities. The Company used these funds to pay certain Merger expenses and repay $491,600 in outstanding debt incurred under the Credit Agreement. The borrowings bear interest at rates based on LIBOR plus 2% per annum, adjusted quarterly. Interest on the borrowings ranged from 8.07% to 8.75% in 2000. The outstanding balance on these notes at December 30, 2000 was $220,000. Payment is not required prior to December 31, 2001. In 2000, the Company incurred $34,703 of interest expense, of which $1,042 was included in net payables to related parties in the consolidated balance sheet at December 30, 2000.

    Throughout 2000, certain wholly owned subsidiaries of QWI provided the Company with amounts borrowed under notes payable on demand. These borrowings bear interest at rates based on prime plus 1% per annum. At December 30, 2000, the outstanding balance on these notes was $2,041. Certain wholly owned subsidiaries of QWI also provided the Company with amounts borrowed under longer term promissory notes. These borrowings bear interest at rates based on LIBOR plus 1.55% per annum, adjusted quarterly, which was approximately 8.35% in 2000. These notes mature between October 2007 and December 2009. The outstanding balance at December 30, 2000 was $72,744. Interest expense incurred on the demand and promissory notes for 2000 was $4,444, of which $485 was included in net payables from related parties in the consolidated balance sheet at December 30, 2000.

    The fair value of the above debt and the Company's remaining debt approximated its carrying value, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
    Aggregate annual maturities of long-term debt subsequent to December 30, 2000 are as follows:

YEAR                                                            AMOUNT
----                                                          ----------
2001........................................................  $    8,647
2002........................................................     227,125
2003........................................................       7,055
2004........................................................       6,376
2005........................................................       1,800
2006 and thereafter.........................................     750,476
                                                              ----------
Total.......................................................  $1,001,479
                                                              ==========

10. ASSET SECURITIZATION

    On June 30, 1997, the Company entered into an agreement to sell, on a revolving basis for a period of up to five years, certain of its accounts receivable to a wholly-owned subsidiary, which entered into an agreement to transfer, on a revolving basis, an undivided percentage ownership interest in a designated pool of accounts receivable to a maximum of $204,000. Subsequent to the Merger, this asset securitization program was cancelled. The Company then entered into a new agreement which was aligned with QWI's existing program and has substantially the same terms and conditions as World's previous agreement. This new agreement provides that both World and QWI sell their accounts receivable under a combined securitization program.

    On November 24, 2000, the asset securitization program limit was increased from $408,000 to $510,000. Based on its portion of the accounts receivable sold under the program, the Company's accounts receivable were reduced by $280,000 and $200,000 at December 30, 2000 and December 31, 1999, respectively.

    Fees arising from the securitization transaction of $14,465, $11,456 and $11,888 are included in interest expense and securitization fees in the consolidated statements of operations for the years ended December 30, 2000, December 31, 1999 and December 27, 1998, respectively. These fees vary based on commercial paper rates plus a margin. The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables sold.

11. LEASES

    OPERATING LEASES--The Company leases certain equipment, warehouse facilities and office space under noncancellable operating leases which expire over the next 10 years. Most of these operating leases provide the Company with the option, after the initial lease term, either to purchase the equipment or renew its lease based upon the fair value of the property at the option date.

    In 2000, the Company entered into an agreement to lease real property from a wholly owned subsidiary of QWI. The lease, which expires in December 2004, has been classified as an operating lease. The lease payments of $360 per year have been included in the minimum rental payments table.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    Future minimum rental payments required under noncancellable leases at December 30, 2000 were as follows:

YEAR
----
2001........................................................  $ 49,000
2002........................................................    45,306
2003........................................................    39,292
2004........................................................    30,193
2005........................................................    27,652
2006 and thereafter.........................................    87,002
                                                              --------
Total minimum lease payments................................  $278,445
                                                              ========

    Rental expense for operating leases was $56,904, $57,154 and $49,697 for the years 2000, 1999 and 1998, respectively.

12. INCOME TAXES

    The provision (benefit) for income taxes is summarized as follows:

                                                    2000       1999       1998
                                                  --------   --------   --------
Current:
  Federal.......................................  $25,366    $  6,318   $27,429
  State.........................................    7,657         950     6,728
                                                  -------    --------   -------
                                                   33,023       7,268    34,157
                                                  -------    --------   -------
Deferred:
  Federal.......................................  (37,254)    (60,776)   17,450
  State.........................................     (656)     (2,898)      447
                                                  -------    --------   -------
                                                  (37,910)    (63,674)   17,897
                                                  -------    --------   -------
Total...........................................  $(4,887)   $(56,406)  $52,054
                                                  =======    ========   =======

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. INCOME TAXES (CONTINUED)
    The tax effects of significant items comprising the Company's net deferred tax asset (liability) as of December 30, 2000 and December 31, 1999 are as follows:

                                                                2000        1999
                                                              ---------   ---------
Deferred tax assets:
  Operating loss carryforwards..............................  $   2,246   $   4,125
  Tax credit carryforwards..................................     52,746      37,687
  Employee health and welfare benefits......................      7,807       9,748
  Postretirement benefits other than pensions...............     21,379      19,948
  Pension benefits accrual..................................      7,046       6,853
  Vacation accrual..........................................      7,997       6,654
  Restructuring and Merger accrual..........................     34,032      24,076
  Other differences.........................................     11,579      21,029
                                                              ---------   ---------
      Gross deferred tax assets.............................    144,832     130,120
                                                              ---------   ---------
Deferred tax liabilities:
  Differences between book and tax bases of property........   (100,898)   (126,336)
  Other differences.........................................    (17,685)    (15,474)
                                                              ---------   ---------
      Gross deferred tax liabilities........................   (118,583)   (141,810)
                                                              ---------   ---------
Deferred tax asset valuation allowance......................     (3,007)     (3,007)
                                                              ---------   ---------
Net deferred tax asset (liability)..........................     23,242     (14,697)
Less current deferred tax asset.............................     52,082      47,990
                                                              ---------   ---------
Noncurrent deferred tax liability...........................  $ (28,840)  $ (62,687)
                                                              =========   =========

    The 2000 and 1999 amounts above include a valuation allowance of $3,007, for both years, relating to the limitations on certain state net operating loss and credit carryforwards.

    The following table reconciles the difference between the U.S. federal statutory tax rates and the rates used by the Company in the determination of net income:

                                                                2000       1999       1998
                                                              --------   --------   --------
Income tax provision (benefit), at 35%......................  $(16,199)  $(89,576)  $43,975
State and local income taxes, net of federal income tax
  benefit...................................................     4,551     (1,266)    4,664
Release of deferred tax asset valuation allowance...........        --         --    (1,745)
Costs related to acquisition................................        --     29,077        --
Other, primarily goodwill amortization......................     6,761      5,359     5,160
                                                              --------   --------   -------
Total.......................................................  $ (4,887)  $(56,406)  $52,054
                                                              ========   ========   =======

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. INCOME TAXES (CONTINUED)

    The Company had federal tax credits of $4,162 expiring primarily from 2001 to 2002 and state tax credits of $11,886 expiring from 2001 to 2013. In addition, the Company had alternative minimum tax carryover credits of $36,698 which do not expire and may be applied against regular tax in the future, in the event that the regular tax expense exceeds the alternative minimum tax.

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

    Effective January 1, 2001, the pension plan covering most non-union employees of the Company was replaced. The new plan is a pension equity plan that provides annual lump sum credits ranging from 3% to 8% of final five-year average earnings. The effect of this change on the pension benefit obligation is an increase of approximately $1,000. The effect of this change will be recognized beginning in fiscal year 2001.

    POSTRETIREMENT PLANS--The Company provides postretirement medical benefits to eligible employees. The Company's postretirement health care plans are unfunded.

    The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of plan assets for the fiscal years ended December 30, 2000 and December 31, 1999 and a statement of the funded status as of December 30, 2000 and December 31, 1999:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         2000       1999        2000         1999
                                                       --------   --------   ----------   ----------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year............  $186,150   $205,845    $ 35,263     $ 43,075
  Service cost.......................................     4,805      4,865         269          382
  Interest cost......................................    14,849     14,677       2,852        2,582
  Plan participants' contributions...................        --         --         482          583
  Curtailment gain...................................        --         --          --       (7,387)
  Settlement loss....................................       242      2,301          --           --
  Actuarial (gain) or loss...........................     7,475    (18,699)      2,562       (1,013)
  Benefits paid......................................   (17,522)   (20,306)     (3,586)      (2,959)
  Settlements paid...................................      (378)    (2,533)         --           --
                                                       --------   --------    --------     --------
  Benefit obligation at end of year..................  $195,621   $186,150    $ 37,842     $ 35,263
                                                       ========   ========    ========     ========

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         2000       1999        2000         1999
                                                       --------   --------   ----------   ----------
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.....  $190,458   $180,665    $     --     $     --
  Actual return on plan assets.......................    (9,403)    27,204          --           --
  Employer contributions.............................     5,809      5,428       3,104        2,376
  Plan participants' contributions...................        --         --         482          583
  Settlements paid...................................      (378)    (2,533)         --           --
  Benefits paid......................................   (17,522)   (20,306)     (3,586)      (2,959)
                                                       --------   --------    --------     --------
  Fair value of plan assets at end of year...........  $168,964   $190,458    $     --     $     --
                                                       ========   ========    ========     ========
RECONCILIATION OF FUNDED STATUS
  Funded status......................................  $(26,657)  $  4,308    $(37,842)    $(35,263)
  Unrecognized actuarial (gain) loss.................    26,502     (8,553)       (547)      (3,194)
  Unrecognized net transition obligation.............       116         45          --           --
  Unrecognized prior service cost....................    (9,915)   (10,929)     (1,424)      (1,731)
                                                       --------   --------    --------     --------
  Net amount recognized..............................  $ (9,954)  $(15,129)   $(39,813)    $(40,188)
                                                       ========   ========    ========     ========

    The unrecognized net transition asset is amortized over the average expected future service periods of employees. Plan assets consist principally of common stocks and U.S. government and corporate obligations.

    The following table provides the amounts recognized in the consolidated balance sheets as of December 30, 2000 and December 31, 1999:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         2000       1999        2000         1999
                                                       --------   --------   ----------   ----------
  Accrued benefit liability..........................  $(22,386)  $(18,362)   $(39,813)    $(40,188)
  Prepaid benefit cost...............................     7,985      2,925          --           --
  Intangible asset...................................     4,447        308          --           --
                                                       --------   --------    --------     --------
  Net amount recognized..............................  $ (9,954)  $(15,129)   $(39,813)    $(40,188)
                                                       ========   ========    ========     ========

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table provides the components of net periodic benefit cost for the fiscal years ended December 30, 2000 and December 31, 1999:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         2000       1999        2000         1999
                                                       --------   --------   ----------   ----------
  Service cost.......................................  $  4,805   $  4,865    $    269     $    382
  Interest cost......................................    14,849     14,677       2,852        2,582
  Expected return on plan assets.....................   (17,925)   (17,428)         --           --
  Amortization of prior service cost.................    (1,013)    (1,013)       (307)      (1,595)
  Amortization of transitional asset.................       (72)      (226)         --           --
  Curtailment gain...................................        --         --          --       (2,667)
  Recognized actuarial gain (loss)...................       (10)       474         (85)          --
                                                       --------   --------    --------     --------
  Net periodic cost..................................  $    634   $  1,349    $  2,729     $ (1,298)
                                                       ========   ========    ========     ========

    The weighted average assumptions used in the measurement of the Company's benefit obligation are as follows:

                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                       -------------------   -----------------------
                                                         2000       1999        2000         1999
                                                       --------   --------   ----------   ----------
Discount rate........................................      7.75%      8.00%       7.75%        8.00%
Expected return on plan assets.......................     10.25%     10.25%         --           --
Rate of compensation increase........................      3.50%      3.50%         --           --

    At December 30, 2000, the Company had one pension plan with plan assets of $1,382 in excess of the accumulated benefit obligation. All other pension plans had accumulated benefit obligations which exceeded plan assets. At December 31, 1999, accumulated benefit obligations exceeded plan assets for all pension plans. The market value of plan assets was used to calculate the expected return on plan assets.

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5% at the end of 1999 and 2000, and is expected to remain constant at that rate for future periods. A one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 30, 2000 by $2,526 and the annual postretirement benefit expense by $194. A one percentage point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation as of December 30, 2000 by $2,284 and the annual postretirement benefit expense by approximately $175.

    Certain union employees of the Company participate in multiemployer plans. Amounts charged to benefit expense relating to the multiemployer plans for 2000, 1999 and 1998 totaled $4,004, $3,850 and $3,685, respectively. In addition, the Company has various deferred savings and profit sharing plans for certain employees who meet eligibility requirements. Amounts charged to benefit expense related to these plans for 2000, 1999 and 1998 totaled $3,728, $3,891 and $2,993, respectively.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. STOCK-BASED COMPENSATION PLANS

    STOCK OPTION PLANS--Prior to the Merger, the Company had stock option plans that permitted the Stock Option Committee to grant up to an aggregate of 7,750,000 options to purchase shares of the Company's common stock to certain key employees of the Company. Options granted under the plans generally vested ratably over a five-year period. Vested options were exercised up to ten years from the date of grant. As a result of the Merger, the Company's stock option plan was terminated and no subsequent options were granted. Information related to the Company's stock option plans is presented below.

                                                             NUMBER OF OPTIONS     OPTION PRICE
                                                             -----------------   ----------------
Outstanding at December 28, 1997...........................      3,308,940       $ 5.49 to $26.75
  Granted..................................................        937,500       $29.13 to $32.56
  Exercised................................................       (617,044)      $ 5.49 to $26.75
  Rescinded/Canceled.......................................       (166,500)      $15.00 to $32.56
                                                                ----------
Outstanding at December 27, 1998...........................      3,462,896       $ 5.49 to $30.75
                                                                ----------
  Granted..................................................      1,771,500       $23.31 to $24.33
  Exercised................................................       (478,058)      $ 5.49 to $26.75
  Rescinded/Canceled.......................................        (16,400)      $26.75 to $29.13
  Settled at Merger........................................     (4,739,938)      $ 5.49 to $30.75
                                                                ----------
Outstanding at December 31, 1999...........................             --
                                                                ==========

                                                                                RESERVED FOR
                                                              EXERCISABLE      FUTURE GRANTS
                                                             --------------   ----------------
December 27, 1998..........................................     1,600,600            2,009,800
December 31, 1999 and thereafter...........................            --                   --

    As discussed in Note 4, the Company canceled and settled all vested and unvested options at the time of the Merger. During 1999 the Company recognized $67,474 of compensation expense related to the cancellation and settlement of the outstanding stock options.

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," prior to 1999, the Company had not recorded compensation expense for stock options granted to employees. Therefore, the Company has determined the pro forma net income for fiscal year 1998, had compensation expense been recorded for options granted under the applicable fair value method described in the statement. For options granted during 1998, the fair value at the date of grant was estimated using the Black-Scholes option pricing model. Under the Black-Scholes model, a volatility factor of .281 was used for 1998. The following weighted average assumptions were used in calculating the fair value of the options granted in 1998: risk-free interest rates of 5.13%; an assumed dividend yield of zero; and an expected life of the options of ten years.

    For purposes of the pro forma disclosures, the estimated fair value of the options granted is amortized to compensation expense over the options' vesting period. For the year ended December 27, 1998, the Company's pro forma net income was $71,319 and the weighted average fair value of options granted during the year was $15.00.

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    RESTRICTED STOCK--Restricted shares of the Company's stock were issued in 1999 and 1998 to certain key employees under a restricted stock plan. The stock vested ratably over five years and was contingent upon employment. The market value of the stock at the time of grant was recorded as unamortized restricted stock compensation in stockholders' equity and was amortized to expense over the five year vesting period. In 1999 and 1998, the Company issued 202,500 and 135,000 restricted shares of common stock at a weighted average price of $21.19 and $30.21 per share, respectively. All of the Company's restricted stock became fully vested at the time of the Merger. Unamortized restricted stock compensation at the time of the Merger of $7,306 was recognized in selling, general and administrative expenses as part of the Merger related expenses in 1999.

15. TREASURY STOCK

    In August 1998, the Board of Directors authorized the repurchase of up to 1,800,000 shares of the Company's common stock. The repurchase of shares commenced in August 1998 in the open market at prevailing market prices or in negotiated transactions, depending on market conditions. The shares were repurchased to satisfy commitments under certain employee benefit plans. When treasury shares were reissued, the Company used the weighted average cost method and the excess of repurchase cost over reissuance price was treated as a reduction of retained earnings. In 1999, the Company repurchased 1,263,652 shares of common stock at a weighted average cost of $24.18 per share. Since the inception of the plan in 1998, the Company had repurchased 1,750,153 shares at a weighted average cost of $26.02 and reissued 466,255 shares. The Company terminated the share purchase plan in 1999 and the treasury stock was retired as a result of the Merger.

16. RELATED PARTY TRANSACTIONS

    The Company had net amounts payable to a wholly owned subsidiary of QWI of $7,207 and $5,075 at December 30, 2000 and December 31, 1999, respectively, for the purchase of raw materials which were included in net payables to related parties in the consolidated balance sheets.

    The Company had transactions in the normal course of business with QWI and affiliated companies that resulted in a net payable of $57,313 which was included in net payables to related parties in the consolidated balance sheet at December 30, 2000.

    During 2000, the Company sold fixed assets for approximately $14,500 to certain wholly owned subsidiaries of QWI. The proceeds were included in the sale of property, plant and equipment in the statement of cash flows at December 30, 2000. No gain or loss was recognized on these transactions.

    The Company incurred fees of $4,901 in 2000 for corporate administrative services provided by QWI.

    As part of the Merger expenses discussed in Note 4, in 1999 the Company recognized a non-cash charge of $67,474 for the cancellation and settlement by Acquisition Inc. of all vested and unvested options. Of this amount, $40,868 was paid directly by Acquisition Inc. to the option holders on behalf of the Company and $26,606 was paid in stock of QWI upon consummation of the Merger. In addition, Acquisition Inc. contributed $51,299 to the Company to pay certain other Merger expenses. These

                           QUEBECOR WORLD (USA) INC.

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 31, 1999 AND DECEMBER 27, 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

16. RELATED PARTY TRANSACTIONS (CONTINUED) amounts will not be repaid and are, therefore, included in stockholder's equity in the Company's consolidated balance sheets.

    In 1999, the Company sold land for $4,000 to a wholly owned subsidiary of QWI. The Company subsequently entered into a lease agreement for the land with this subsidiary for a lease term through 2004.

    In 1999, the Company paid $17,997 for consulting services related to the Merger provided by Kohlberg Kravis Roberts & Co. L.P. These fees are included in the Merger related expenses discussed in Note 4.

    The Company has incurred expenses of $750 in each of the fiscal years ending 1999 and 1998 for management services provided by affiliated companies prior to the Merger.

17. COMMITMENTS AND CONTINGENT LIABILITIES

    The Company is subject to legal proceedings and other claims arising in the ordinary course of operations. The Company does not believe that there are any pending legal proceedings, which, if adversely determined, could have a material adverse effect on the financial condition or results of operations of the Company.

18. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                    INCOME (LOSS) BEFORE
                                                                   EXTRAORDINARY ITEMS AND
                                                       GROSS        CUMULATIVE EFFECT OF
QUARTER ENDED                         NET SALES    PROFIT/(LOSS)    CHANGE IN ACCOUNTING     NET INCOME (LOSS)
-------------                         ----------   -------------   -----------------------   -----------------
April 1, 2000.......................  $  661,879      $112,380            $  10,243              $  10,243
July 1, 2000........................     620,355       111,532               14,632                 14,632
September 30, 2000..................     693,108       (57,650)            (101,360)              (101,360)
December 30, 2000...................     678,079       144,357               35,087                 35,087
                                      ----------      --------            ---------              ---------
                                      $2,653,421      $310,619            $ (41,398)             $ (41,398)
                                      ==========      ========            =========              =========
March 28, 1999......................  $  605,843      $ 98,036            $  10,379              $ (12,126)
June 27, 1999.......................     566,545        99,772              (26,218)               (26,218)
September 26, 1999..................     686,840       139,677             (109,399)              (109,399)
December 31, 1999...................     693,667        (8,014)             (74,288)               (74,288)
                                      ----------      --------            ---------              ---------
                                      $2,552,895      $329,471            $(199,526)(1)          $(222,031)
                                      ==========      ========            =========              =========

------------------------

(1) As discussed in Note 9, in the first quarter of 1999, the Company recognized extraordinary charges of $11,992, net of taxes, for the early extinguishment of certain debt instruments.

                                  SCHEDULE II
                           QUEBECOR WORLD (USA) INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      ADDITIONS                     OTHER
                                           BALANCE    CHARGED TO                   CHARGES-     BALANCE AT
                                          BEGINNING   COSTS AND    DEDUCTIONS-   ADD (DEDUCT)      END
CLASSIFICATION                             OF YEAR     EXPENSES     DESCRIBE       DESCRIBE      OF YEAR
--------------                            ---------   ----------   -----------   ------------   ----------
YEAR ENDED DECEMBER 30, 2000
Allowance for uncollectible accounts
  receivable............................   $13,844      $2,900        $4,091(1)     $   --        $12,653
YEAR ENDED DECEMBER 31, 1999
Allowance for uncollectible accounts
  receivable............................   $10,638      $5,269        $3,367(1)     $1,304(2)     $13,844
YEAR ENDED DECEMBER 27, 1998
Allowance for uncollectible accounts
  receivable............................   $ 9,287      $2,428        $2,545(1)     $1,468(2)     $10,638

------------------------

(1) Write-offs of receivables, net of recoveries.

(2) Balance of acquired companies at acquisition date.