Form 10-Q
period 2001-03-31
QUEBECOR WORLD USA INC
filed 2001-05-14
CIK 780117

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001     COMMISSION FILE NUMBER 1-11802



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

At May 10, 2001, ten shares of the registrant's common stock, $1.00 par value, were outstanding.


================================================================================

QUEBECOR WORLD (USA) INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
INDEX
--------------------------------------------------------------------------------


                                                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance Sheets as of March 31, 2001
                  and December 30, 2000.....................................................................3
         Condensed Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and April 1, 2000....................................................4
         Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and April 1, 2000....................................................5
         Notes to Condensed Consolidated Financial Statements...........................................6 - 7
         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations................................................................8 - 10

PART II.  OTHER INFORMATION................................................................................11


QUEBECOR WORLD (USA) INC.
PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 30, 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------

                                                                 MARCH 31,       DECEMBER 30,
                                                                   2001             2000
                                                                (Unaudited)        (Note)
                                                                -----------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $    40,462      $   118,004
   Accounts receivable - net                                        201,423          150,602
   Inventories                                                      195,844          208,642
   Deferred income taxes                                             48,473           52,082
   Other                                                             23,156           21,313
                                                                -----------      -----------
           Total current assets                                     509,358          550,643

   Property, plant and equipment, at cost                         1,641,660        1,625,872
   Accumulated depreciation and amortization                       (919,120)        (897,219)
                                                                -----------      -----------
     Property, plant and equipment - net                            722,540          728,653

   Goodwill - net                                                   761,566          767,882
   Other                                                             67,710           70,292
                                                                -----------      -----------

TOTAL ASSETS                                                    $ 2,061,174      $ 2,117,470
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                        $   284,163      $   375,585
   Payables to related parties - net                                 44,441           66,047
   Current maturities of long-term debt                               6,736            8,647
                                                                -----------      -----------
           Total current liabilities                                335,340          450,279

   Long-term debt                                                 1,040,867          992,832
   Deferred income taxes                                             28,840           28,840
   Other  long-term liabilities                                     134,006          137,592
                                                                -----------      -----------

           Total liabilities                                      1,539,053        1,609,543
                                                                -----------      -----------

STOCKHOLDER'S EQUITY:
   Common stock, $1.00 par value - 3,000 shares authorized;
     10 shares outstanding                                               --               --
   Additional paid-in capital                                       701,893          701,893
   Capital contribution from Printing Acquisition Inc.              118,773          118,773
   Accumulated deficit                                             (298,545)        (312,739)
                                                                -----------      -----------

           Total stockholder's equity                               522,121          507,927
                                                                -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 2,061,174      $ 2,117,470
                                                                ===========      ===========

Note:  Derived from audited consolidated financial statements.

See notes to condensed consolidated financial statements.

QUEBECOR WORLD (USA) INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 1, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                             THREE MONTHS
                                        2001                2000
                                      --------            --------

Net sales                             $632,501            $661,879

Cost of sales                          522,842             549,499
                                      --------            --------

Gross profit                           109,659             112,380
Selling, general and
  administrative expenses               61,783              66,914
                                      --------            --------

Operating income                        47,876              45,466
Interest expense and
     securitization fees                23,812              28,099
                                      --------            --------

Income before income taxes              24,064              17,367

Income tax provision                     9,870               7,124
                                      --------            --------


Net income                            $ 14,194            $ 10,243
                                      ========            ========



See notes to condensed consolidated financial statements.


QUEBECOR WORLD (USA) INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) THREE MONTHS ENDED
MARCH 31, 2001 AND APRIL 1, 2000
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------

                                                                                   THREE MONTHS
                                                                                2001           2000
                                                                              ---------      ---------
OPERATING ACTIVITIES:
   Net income                                                                 $  14,194      $  10,243
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                               32,903         39,912
     Deferred income tax provision                                                3,609          3,000
     Changes in operating assets and liabilities:
       Accounts receivable - net                                                (50,821)        37,170
       Inventories                                                               12,798            475
       Accounts payable, accrued expenses and payables to related parties      (113,028)        (8,193)
       Other assets and liabilities - net                                        (3,176)       (20,306)
                                                                              ---------      ---------

           Net cash (used in) provided by operating activities                 (103,521)        62,301
                                                                              ---------      ---------

INVESTING ACTIVITIES:
   Additions to property, plant and equipment - net                             (20,145)       (14,809)
                                                                              ---------      ---------

           Net cash used in investing activities                                (20,145)       (14,809)
                                                                              ---------      ---------

FINANCING ACTIVITIES:
   Net borrowings (payments) on debt                                             46,124        (79,304)
                                                                              ---------      ---------

           Net cash provided by (used in) financing activities                   46,124        (79,304)
                                                                              ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS                                           (77,542)       (31,812)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  118,004         47,383
                                                                              ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  40,462      $  15,571
                                                                              =========      =========


See notes to condensed consolidated financial statements.

QUEBECOR WORLD (USA) INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements have been prepared by Quebecor World (USA) Inc., (along with its subsidiaries, the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and reflect normal and recurring adjustments, which are, in the opinion of the Company, considered necessary for a fair presentation. As permitted by these regulations, these statements do not include all information required by generally accepted accounting principles to be included in an annual set of financial statements, however, the Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

2.   INVENTORIES

     Inventories are summarized as follows:


                                                   MARCH 31,          DECEMBER 30,
                                                     2001                2000
                                                   --------           -----------
        Work-in-process                            $114,881             $127,654
        Raw materials                                80,963               80,988
                                                   --------             --------

               Total                               $195,844             $208,642
                                                   ========             ========


3.  MERGER RELATED COSTS

    In 1999, the Company entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc., "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc., which provided for the acquisition of the Company (the "Merger"). In connection with the Merger, the Company developed an integration strategy for the combined entities that required the redeployment and/or disposal of assets and the shutdown or relocation of certain plant locations and sales offices. This revised strategic initiative resulted in charges in the second half of 1999 and 2000 of $144,544 and $174,374, respectively. In the first quarter of 2001, the Company incurred an additional $750 of charges related to the ongoing integration strategy.

    During the first quarter of 2001, the Company paid approximately $7,600 related to these charges. The Company anticipates remaining payments for these charges to be approximately $20,000.

    Additional charges of approximately $30,000 are expected over the next year primarily related to equipment relocation costs as contemplated in the Merger integration strategy.

4.  RELATED PARTY TRANSACTIONS

    The Company has amounts outstanding that were borrowed from wholly owned subsidiaries of QWI totaling $342,662 which were included in long-term debt in the consolidated balance sheet at March 31, 2001. The borrowings bear interest at rates based on prime plus 1% or LIBOR plus 1.55% to 2.30% per annum. Interest on the borrowings ranged from 6.58% to 10.50% in the first quarter of 2001. Interest expense for the periods ending March 31, 2001 and April 1, 2000 was $5,315 and $9,177, respectively. These notes mature from 2002 through 2009. At March 31, 2001, $1,414 of accrued interest was included in net payables to related parties in the consolidated balance sheet.

    The Company had net amounts payable to a wholly owned subsidiary of QWI of $9,957 at March 31, 2001 for the purchase of raw materials which were included in net payables to related parties in the consolidated balance sheet.

    The Company had transactions during the first quarter of 2001 in the normal course of business with QWI and affiliated companies that resulted in a net payable of $33,070 at March 31, 2001 which was included in net payables to related parties in the consolidated balance sheet.

    During the first quarter, the Company incurred fees of $1,205 and $1,275 in 2001 and 2000, respectively, for corporate administrative services provided by QWI.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 in the first quarter of 2001. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material effect on the Company's consolidated financial statements.

    In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company will adopt this statement in the second quarter of 2001 and does not expect it to have a material effect on the consolidated financial statements.

QUEBECOR WORLD (USA) INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

GENERAL

We are a diversified commercial printer serving customers in the commercial/direct mail, magazine, catalog, book, retail and directory markets. We operate in one business segment -- the management and distribution of print and digital information. Our revenues are derived primarily from the sale of services and materials to our customers, including digital and pre-media services, press and binding services and distribution and logistics services.

In 1999, we entered into an Agreement and Plan of Merger with Quebecor Printing Inc. (subsequently renamed Quebecor World Inc., "QWI") and its indirect wholly owned subsidiary, Printing Acquisition Inc., which provided for the acquisition of the Company (the "Merger"). In connection with the Merger, we developed an integration strategy for the combined entities that required the redeployment and/or disposal of assets and the shutdown or relocation of certain plant locations and sales offices. This revised strategic initiative resulted in charges in the second half of 1999 and 2000 of $144,544 and $174,374, respectively. In the first quarter of 2001 we incurred an additional $750 of charges related to the ongoing integration strategy.

During the first quarter of 2001, we paid approximately $7,600 related to these charges. We anticipate the remaining payments for these charges to be approximately $20,000.

Additional charges of approximately $30,000 are expected over the next year primarily related to equipment relocation costs as contemplated in the Merger integration strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

Net sales decreased $29,378 or 4.4% to $632,501 in 2001 from $661,879 in 2000 due primarily to lower paper volume and a slowdown in general economic conditions.

Gross profit decreased $2,721 or 2.4% to $109,659 in 2001 from $112,380 in 2000.
The gross profit margin increased to 17.3% in 2001 from 17.0% in 2000 due primarily to reduced sales from lower paper volume.

Selling, general and administrative expenses decreased $5,131 or 7.7% to $61,783 in 2001 from $66,914 in 2000 due primarily to the decrease in net sales and benefits derived from the implementation of the Merger integration strategy and cost saving initiatives. The first quarter of 2001 and 2000 included $1,205 and $1,275, respectively, of charges for corporate administrative services from QWI.

Interest expense and securitization fees decreased $4,287 or 15.3% to $23,812 in 2001 from $28,099 in 2000. The decrease was due to lower average borrowing levels and cost of funds.

The effective tax rate, primarily composed of the combined federal and state statutory rates, was 41.0% for the first quarter of 2001 and 2000.

QUEBECOR WORLD (USA) INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

We have historically met our liquidity and capital investment needs with internally generated funds and external borrowings. Net income plus depreciation and amortization and deferred income taxes was $50,706 and $53,155 for the three months ended March 31, 2001 and April 1, 2000, respectively. Our outstanding indebtedness less cash increased $123,666 from December 30, 2000 to March 31, 2001. At March 31, 2001, approximately 33% of our debt including current maturities was composed of amounts borrowed by certain wholly owned subsidiaries of QWI on our behalf. Working capital was $174,018 at March 31, 2001 and $206,035 at April 1, 2000 due primarily to a decrease in inventory generated from lower paper volume in the first quarter of 2001. We reduced the amount of accounts receivable sold under our asset securitization from $280,000 at December 30, 2000 to $234,000 at March 31, 2001.

Net capital expenditures totaled $20,145 and $14,809 in the first three months of 2001 and 2000, respectively. These capital expenditures reflect the purchase of additional press and bindery equipment and are part of our ongoing program to maintain modern, efficient plants and continually increase productivity.

Concentrations of credit risk with respect to accounts receivable are limited due to our diverse operations and large customer base. As of March 31, 2001, we had no significant concentrations of credit risk.

We believe that our liquidity, capital resources and cash flows from operations are sufficient to fund planned capital expenditures, working capital requirements and interest and principal payments for the foreseeable future.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, which amended certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 in the first quarter of 2001. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material effect on our consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We will adopt this statement in the second quarter of 2001 and do not expect it to have a material effect on the consolidated financial statements.

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

QUEBECOR WORLD (USA) INC.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 2000, dated March 29, 2001.

      In addition, the Company has filed herewith the following exhibits:

      None

(b)   Reports on Form 8-K

      None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       QUEBECOR WORLD (USA) INC.




Date: May 14, 2001                     By: /s/ CARL GAUVREAU
                                          ---------------------------------
                                               Carl Gauvreau
                                               Senior Vice President, Finance